Form 10QSB
period 2001-06-30
GLOBE BANCORP INC
filed 2001-08-03
CIK 1136645

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_________

Commission File Number 000-32957

Globe Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

                             LOUISIANA                                                                                                    (72-1498296)

               (State or other jurisdiction of                                                                                   (I R S Employer
                incorporation or organization)                                                                               Identification No.)

4051 VETERANS BOULEVARD, SUITE 100, METAIRIE, LOUISIANA 70002
(Address of principal executive offices)

Issuer's telephone number, including area code: 504-887-0057

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Shares of common stock, par value $.01 per share, outstanding as of June 30, 2001: 0

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

* The issuer just became subject to the filling requirements of Section 13 or 15 (d) when its Form SB - 2 was declared effective on May 14, 2001.

GLOBE BANCORP, INC.
Form 10 - QSB
Quarter Ended June 30, 2001
PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

		Page
Item 1	Financial Statements
	Statements of Financial Condition at June 30, 2001	3
	Statement of Income (Unaudited) from March 12, 2001
	(Date of Incorporation) to June 30, 2001	4
	Statement of Cash Flows (Unaudited) from March 12, 2001
	(Date of incorporation) to June 30, 2001	5
	Notes to Financial Statements	6

Item 2	Managements Discussion and Analysis of Financial
	Condition and Results of Operations	6

	PART II - OTHER INFORMATION
Item 1	Legal Proceedings	7
Item 2	Changes in Securities and Use of Proceeds	7
Item 3	Defaults Upon Senior Securities	7
Item 4	Submission of Matters to a Vote of Security Holders	7
Item 5	Other Information	7
Item 6	Exhibits and Reports on Form 8-K	7

Signatures		7

GLOBE BANCORP, INC.
STATEMENT OF FINANCIAL CONDITION
June 30, 2001
(Unaudited)

ASSETS

Assets:

          Total Assets                                                                                        $         0

                                                                                                                       ======

LIABILITIES AND STOCKHOLDER EQUITY

Liabilities:

          Total Liabilities                                                                                  $          0

Stockholder's Equity:
          Preferred Stock, $.01 par value,
               500,000 shares authorized;
               None to be issued                                                                                      0
          Common Stock, Par Value $.01 par value,
               3,000,000 shares authorized; 0 Shares Issued
               and Outstanding                                                                                        0

Retained Earnings                                                                                                    0

          Total Stockholder's Equity                                                                            0

          Total Liabilities and Stockholder's

          Equity                                                                                                 $           0
                                                                                                                       =======

See accompanying notes to financial statements.

GLOBE BANCORP, INC.
STATEMENT OF INCOME
(Unaudited)

                                                                                                           For the Period from
                                                                                                               March 12, 2001
                                                                                                        (Date of Incorporation)
                                                                                                              to June 30, 2001

Total Income                                                                                                $ 0

Total Expense                                                                                                 0

Net Income                                                                                                   $ 0
                                                                                                                       ==

Earnings Per Share                                                                                      $ 0
                                                                                                                        ==

See accompanying notes to financial statements.

GLOBE BANCORP, INC.
STATEMENT OF CASH FLOWS
For the Period from March 12, 2001
(Date of Incorporation)
To June 30, 2001
(Unaudited)

Cash Flows from Operating Activities:
Net Income                                                                                                  $           0

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Changes in Assets and Liabilities:
(Increase) Decrease in Receivable                                                                           0
Net Cash Provided by Operating Activities                                                           0

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities                                                             0

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities                                                            0

Increase in Cash and Cash Equivalents0

Cash and Equivalents at the Beginning of the Period                                            0

Cash and Cash Equivalents at End of Period                                            $           0
                                                                                                                      =======
See accompanying notes to financial statements.

GLOBE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

Note 1 - Basis of Presentation -

On March 12, 2001, Globe Homestead Federal Savings Association (the" Bank") incorporated Globe Bancorp, Inc. (the "Company") to facilitate the conversion of the Bank from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors of the Bank as of specified dates and to an employee stock ownership plan. The Conversion was consummated on July 9, 2001, at which time the Company became the holding company for the Bank and issued shares of its common stock to the general public.

The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on March 16, 2001, which as amended was declared effective by the SEC on May 14, 2001. The Bank filed a Form AC with the Office of Thrift Supervision ("OTS") on March 15, 2001. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by a letter dated May 10, 2001. The Company also filed an Application H-(e)1-S with the OTS on April 9, 2001, which was conditionally approved by the OTS by a letter dated May 10, 2001. The members of the Bank approved the Plan at a special meeting held on June 26, 2001, and the subscription and community offerings closed on June 21, 2001.

In connection with the incorporation of the Company, the Company issued 100 shares of common stock to the Bank subsequent to June 30, 2001. The shares were cancelled upon the consummation of the conversion, and the Conversion will be accounted for under the pooling of interests method of accounting.

The Company received orders for 304,175 shares of common stock in the subscription and community offerings at a price of $10.00 per share, for aggregate gross proceeds of $3,040,175.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

Note 2 - Earnings Per Share

Earnings per share is not considered meaningful as the Company has not engaged in any operations other than to facilitate the Conversion, and no shares were issued and outstanding at June 30, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Globe Bancorp, Inc. is a Louisiana corporation organized on March 12, 2001 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company has acquired all of the capital stock of the Bank in exchange for 50% of the net Conversion proceeds and has issued shares of its common stock to persons who submitted orders in the subscription and community offerings. The only significant assets of the Company are the capital stock of the Bank, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Bank. Initially the Company will neither own nor lease any property, but will instead us the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than employees and directors of the Bank, and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements, written or oral, regarding any such opportunities or transactions, the Company will be in a position, subject to regulatory limitations and the Company's financial position, to take advantage of any such opportunities that may arise. The initial activities of the Company are anticipated to be funded by the proceeds retained by the Company and earnings thereon or, alternatively, through dividends from the Bank.

To date, the Company has not engaged in any business activities other than those related to the Conversion.

GLOBE BANCORP, INC.
Form 10-QSB
Quarter Ended June 30, 2001

PART II - OTHER INFORMATION

Item 1 - Legal Proceeding:
              There are no matters required to be reported under this item.

Item 2 - Changes in Securities:
               There are no matters required to be reported under this item.

Item 3 - Defaults upon Senior Securities:
              There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:
              There are no matters required to be reported under this item.

Item 5 - Other Information:
               There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
              (a) the following exhibit is filed herewith:

                    EXHIBIT NO.                DESCRIPTION

99.1-                   Information for the Bank in the format of a Form 10-QSB for the quarter

                                                              Ended June 30, 2001.

               (b) Reports on Form 8-K:
                     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                            GLOBE BANCORP, INC.
                                                                                                                            Registrant

Date: August 3, 2001                                                                                       By:/s/ Thomas J. Exnicios
                                                                                                                             Thomas J. Exnicios
                                                                                                                             President, Chief Executive Officer and
                                                                                                                             Chief Financial Officer

GLOBE HOMESTEAD FEDERAL SAVINGS ASSOCIATION
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2001 AND DECEMBER 31, 2000
		DECEMBER
	JUNE 30, 2001	31, 2000
	(Unaudited)
ASSETS
Cash	$ 93,900	$ 93,972
Interest bearing deposits	479,570	81,130
Federal funds sold	4,600,000	750,000
Total cash and cash equivalents	5,173,470	925,102
Securities available for sale	4,481,482	5,951,667
Loans receivable, net	17,743,214	17,318,780
Accrued interest receivable	125,997	124,636
Federal Home Loan Bank stock, restricted, at cost	304,200	296,900
Prepaid expenses and other assets	238,189	81,429
Premises and equipment, net	93,403	98,333
Total assets	$28,159,955	$24,796,847
	=========	=========
LIABILITIES AND EQUITY
Deposits	$18,353,248	$17,810,933
Federal Home Loan Bank advances	3,500,000	3,500,000
Advances from borrowers for taxes and insurance	112,347	131,768
Accrued expenses and other liabilities	87,741	80,800
Stock subscriptions-owed to holding company	2,766,116	0
Total liabilities	24,819,452	21,523,501
Retained earnings	3,309,050	3,276,703
Accumulated other comprehensive income (loss)	31,453	(3,357)
Total equity	3,340,503	3,273,346
Total liabilities and equity	$28,159,955	$24,796,847
	=========	=========

The accompanying notes are an integral part of these financial statements.

GLOBE HOMESTEAD FEDERAL SAVINGS ASSOCIATION
STATEMENTS OF INCOME
Three Months Ended June 30, 2001 and 2000
Six Months Ended June 30, 2001 and 2000

Three Months Ended                        Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Loans receivable, primarily First mortgage loans	$325,260	$297,065	$643,048	$578,373
Securities available for sale	71,311	135,880	157,281	271,369
Other interest earning assets	27,867	25,429	51,542	38,685
Total interest income	424,438	458,374	851,871	888,427
INTEREST EXPENSE
Deposits	244,157	228,946	488,763	447,236
Federal Home Loan Bank advances	50,978	83,511	102,941	146,021
Other interest bearing liabilities	2,492	0	2,492	0
Total interest expense	297,627	312,457	594,196	593,257
Net interest income	126,811	145,917	257,675	295,170
(Recovery) Provision for loan losses	(290)	520	1,034	4,866
Net interest income after (recovery) provision for loan losses	127,101	145,397	256,641	290,304
NONINTEREST INCOME
Service charges	1,000	772	1,709	1,371
Net realized gain on sale of securities available for sale	0	3,298	7,234	2,705
Gain and income on foreclosed real estate	2,865	400	2,865	0
Total noninterest income	3,865	4,470	11,808	4,076
NONINTEREST EXPENSES
Salaries and employee benefits	66,262	61,797	127,341	122,199
Occupancy expense	22,140	21,851	43,966	42,864
Data processing expense	7,495	6,287	15,617	13,725
Office expense	3,559	2,598	6,403	5,958
General insurance	4,781	4,593	9,728	9,173
Professional fees	4,750	3,550	9,056	7,100
SAIF deposit insurance and examination fees	3,056	2,952	6,156	5,903
Net realized loss on sale of securities available for sale	0	0	0	0
Loss and expense on foreclosed real estate	0	0	0	750
Other	1,036	2,651	9,676	9,063
Total noninterest expense	113,079	106,279	227,943	216,735
Income before income taxes	17,887	43,588	40,506	77,645
Income tax expense	2,860	12,236	8,159	15,797
Net income	$ 15,027	$ 31,352	$ 32,347	$ 61,848
COMPREHENSIVE INCOME
Other comprehensive income (loss)	$ 0	$ 0	$ 0	$0
Unrealized gain (loss) on investments securities, net of deferred tax expense (benefit)	13,041	(12,910)	34,810	(26,749)
Comprehensive income	$ 28,068	$ 18,442	$ 67,157	$ 35,099
	======	======	======	=======

The accompanying notes are an integral part of these financial statements.

GLOBE HOMESTEAD FEDERAL SAVINGS ASSOCIATION
STATEMENTS OF EQUITY
SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(UNAUDITED)
		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total

Balances at January 1, 2000	$ 3,201,142	$ (54,100)	$ 3,147,042
Comprehensive income:

Net income	61,848		61,848

Other comprehensive loss, net of tax:	0	(26,749)	(26,749)

Balances at June 30, 2000	$ 3,262,990	$ (80,849)	$ 3,182,141

Balances at January 1, 2001	$ 3,276,703	$ (3,357)	$ 3,273,346
Comprehensive income:

Net income	32,347		32,347

Other comprehensive income, net of tax:	0	34,810	34,810

Balances at June 30, 2001	$ 3,309,050	$ 31,453	$ 3,340,503
	=========	======	=========

The accompanying notes are an integral part of these financial statements.

GLOBE HOMESTEAD FEDERAL SAVINGS ASSOCIATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 and 2000

Six months ended
	2001	2000
Cash flows from operating activities:
Net income	$ 32,347	$ 61,848
Adjustments to reconcile net income to net cash (used in)
Provided by operating activities
Premium and discounts amortization on securities	8,400	400
(Accretion) amortization on securities and loans	(1,230)	3,890
Loss on sale of loans	1,158	0
Capitalization of loan origination costs	(9,353)	(10,000)
Loan fees received	6,248	8,095
Net (gain) on sales of securities available for sale	(7,234)	(2,705)
Loan charge-off	0	(14,819)
Provision for loan losses	1,034	4,866
Depreciation and amortization	9,407	9,114
Federal Home Loan Bank stock dividends	(7,300)	(12,400)
(Increase) in accrued interest receivable	(1,360)	(20,976)
(Increase) in prepaid expenses and other assets	(156,762)	(3,597)
(Decrease) increase in other liabilities	(10,994)	18,743

Net cash (used in) provided by operating activities	(135,639)	42,459

Cash flows from investing activities:
Loan originations	(1,972,894)	(2,170,070)
Loans sold	115,823	0
Principal repayments on loans	1,434,782	1,207,599
Purchases of securities available for sale	(507,150)	(4,336,627)
Proceeds from sales of securities available for sale	986,577	2,141,513
Principal repayments on securities available for sale	1,042,335	838,551
Purchase of Federal Home Loan Bank stock	0	(59,100)
Additions to equipment and leasehold improvements	(4,478)	(8,731)

Net cash provided by (used in) investing activities	1,904,995	(2,386,865)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	542,317	(272,986)
Net increase in Federal Home Loan Bank advances	0	1,500,000
Net (decrease) in advances from borrowers
for taxes and insurance	(19,421)	(36,301)
Stock subscriptions	2,766,116	0

Net cash provided by financing activities	3,289,012	1,190,713

Net increase (decrease) in cash and cash equivalents	4,248,368	(1,153,693)

Cash and cash equivalents at beginning of the period	925,102	1,971,779

Cash and cash equivalents at end of period	$5,173,470	$818,806
	=========	========

The accompanying notes are an integral part of these financial statements.

GLOBE HOMESTEAD FEDERAL SAVINGS ASSOCIATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Three Months Ended June 30, 2001 and 2000
Six Months Ended June 30, 2001 and 2000

A: SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Globe Homestead Federal Savings Association are in accordance with generally accepted accounting principles and conform to general practices within the savings and loan industry.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management believes that all normal recurring adjustments that are necessary for a fair presentation of interim period financial information have been reflected in these financial statements.

GLOBE HOMESTEAD FEDERAL SAVINGS ASSOCIATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on noninterest income, provision for loan losses, noninterest expenses and federal income taxes. During the periods reported herein, net interest income after provision for loan losses exceeded total noninterest expense. Total noninterest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expense.

Historically, Globe Homestead’s business has consisted primarily of originating single-family real estate loans secured by property in its market area. Globe Homestead’s loans are primarily funded by certificates of deposits, which typically have higher rates than transaction accounts. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction and consumer loans. The combination of these factors has resulted in historically lower interest rate spreads and returns on equity. Although Globe Homestead may attempt to expand its loan products by emphasizing certain consumer lending, Globe Homestead presently anticipates that its business will continue to primarily consist of originating single-family loans funded by deposits.

Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

Changes in Financial Conditions

Total assets increased by $3,363,000 or 13.56% from December 31, 2000 to June 30, 2001. The increase was primarily due to increases of $424,000 in net loans receivable and $4,248,000 in cash and cash equivalents, and these increases were partially offset by a decrease of $1,470,000 in securities available for sale. The Bank is emphasizing the origination of higher yielding loans over the purchase of lower yielding mortgage-backed-securities. The increase in cash and cash equivalents was primarily due to excess liquidity as a result of stock subscriptions in the conversion.

Total classified assets decreased $19,000 from December 31, 2000 to June 30, 2001. The Bank had no classified assets on June 30, 2001.

Deposits increased by $542,000 or 3.04% and stock subscriptions by $2,766,000 from December 31, 2000 to June 30, 2001. Total equity increased by $67,000 or 2.05% in the first six months of 2001.

Results of Operations

Net income decreased by $16,000 or 52.07% in the quarter ended June 30, 2001 and by $30,000 or 47.70% in the six months ended June 30, 2001 compared to the respective periods in 2000. The decrease in net income in both periods in 2001 was primarily due to a decrease in net interest income and an increase in noninterest expenses, partially offset by a decrease in income tax expense.

Interest income decreased $34,000 or 7.40% for the quarter ended June 30, 2001 and $37,000 or 4.11% for the six months ended June 30, 2001 over the comparable 2000 periods. This is primarily due to a decrease in income from securities available for sale and is offset by an increase in income from loans receivable and other interest earning assets. The decrease in interest income on securities available for sale of

GLOBE HOMESTEAD FEDERAL SAVINGS ASSOCIATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$65,000 or 47.52% for the quarter ended June 30, 2001 and $114,000 or 42.04% for the six months ended June 30, 2001 was due to a decrease in the average balance of such assets. The average balance of investment securities decreased to $4,816,000 at June 30, 2001 compared to $8,429,000 at June 30, 2000. This decline in securities available for sale was attributed to the sale of $3,119,000 of securities and normal repayments. The average yield increased slightly to 6.52% at June 30, 2001, compared to 6.43% at June 30, 2000. The increase in interest income on loans receivable of $28,000 or 9.49% for the quarter ended June 30, 2001 and $65,000 or 11.18% for the six months ended June 30, 2001 was due to an increase in the average balance of such assets from $16,137,000 at June 30, 2000 to $17,503,000 at June 30, 2001. The average yield on loans receivable increased to 7.35% at June 30, 2001, from 7.16% at June 30, 2000, the increase in interest income on other interest earning assets of $2,000 or 9.59% for the quarter ended June 30, 2001 and $13,000 or 33.24% for the six months ended June 30, 2001 was due to an increase in the average balance of such assets from $1,209,000 at June 30, 2000 to $2,400,000 at June 30, 2001. The average yield on other interest earning assets decreased to 4.33% at June 30, 2001, from 6.45% at June 30, 2000 because of the decline in short-term interest rates.

Interest expense decreased $15,000 or 4.75% in the quarter ended June 30, 2001 and increased $1,000 or 0.16% for the six months ended June 30, 2001 over the comparable 2000 periods. The decrease was primarily due to an increase in interest expense on deposits and offset by a decrease in interest on Federal Home Loan Bank advances. Interest expense on deposits increased $15,000 or 6.64% for the quarter ended June 30, 2001and $42,000 or 9.29% for the six months ended June 30, 2001 primarily due to an increase in the average rate paid on deposits from 4.94% at June 30, 2000 to 5.48% at June 30, 2001. Interest expense on Federal Home Loan Bank advances decreased $33,000 or 38.96% for the quarter ended June 30, 2001and $43,000 or 29.50% for the six months ended June 30, 2001 due primarily to an decrease in the average balance of such liabilities from $4,650,000 at June 30, 2000 to $3,500,000 at June 30, 2001. This decrease in the average balance was due to repayments of advances in the latter part of 2000. Other interest bearing liabilities were made up of stock subscription orders.

Net interest income decreased $19,000 or 13.09% in the quarter ended June 30, 2001 and decreased $37,000 or 12.70% for the six months ended June 30, 2001 over the comparable 2000 periods. This is primarily due to a decrease, for the six-month periods, in the ratio of average interest-earning assets to average interest-bearing liabilities to 108.73% at June 30, 2001, compared to 113.38% at June 30, 2000, as well as a decrease in the interest rate spread from 1.67% to 1.66% during the same period. The net interest margin was 2.08% for the six months ended June 30, 2001, compared to 2.29% for the six months ended June 30, 2000. The net interest margin was 2.03% for the quarter ended June 30, 2001, compared to 2.23% for the quarter ended June 30, 2000.

The provision for loan losses was $290 and $1,000 for the three and six months ended June 30, 2001, respectively, compared to $520 and $4,866 for the same respective periods in 2000. At June 30, 2001, the Bank did not have any non-accruing loans, a decrease of $19,000 or 100% compared to June 30, 2000. The allowance for loan losses amounted to $93,000 at June 30, 2001, representing 0.53% of the total loans outstanding. The allowance for loan losses increased $1,000 for the six months ended June 30, 2001. The Bank believes its allowance for loan losses was sufficient as of June 30, 2001.

Non-interest income decreased $1,000 or 13.57% in the quarter ended June 30, 2001 and increased $8,000 or 189.70% for the six months ended June 30, 2001 compared to the respective periods in 2000. The decrease in the quarter ended June 30, 2001 was attributed to a decrease in gain on sale of securities available for sale offset by an increase in the income on foreclosed real estate. The increase in the six months ended June 30, 2001 was attributed to an increase in gain on sale of securities available for sale and an increase in the income on foreclosed real estate.

GLOBE HOMESTEAD FEDERAL SAVINGS ASSOCIATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest expenses increased $7,000 or 6.40% in the quarter ended June 30, 2001 and increased $11,000 or 5.17% for the six months ended June 30, 2001 as compared to the respective periods in 2000. The increase in the quarter was due to an increase of $4,000 or 7.23% in salaries and employee benefits, $1,000 or 19.22% in data processing expense, $1,000 or 36.97% in office expense and $1,000 or 33.79% in professional fees. The increases were partially offset by a decrease of $2,000 or 60.90% in other expenses. The increase in the six month period was due to an increase of $5,000 or 4.21% in salaries and employee benefits, $1,000 or 2.57% in occupancy expense, $2,000 or 13.79% in data processing expense, $2,000 or 27.55% in professional fess. The increase was partially offset by a decrease of $1,000 or 100.00% in expenses on foreclosed real estate. The increase in salaries and employee benefits was due to normal salary and merit increases. The increase in service bureau expense was primarily due to an increase in the contract rate. The increase in professional fees was due to the additional reporting requirements of a public company.

Income tax expense decreased in the quarter and for the six months ending June 30, 2001 compared to the respective periods in 2000. The decrease was due to a decrease in income before income taxes.

Liquidity and Capital Resources

In the past, the Bank was required under federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings due in one year or less. At June 30, 2001, the Bank's liquidity was 50.09% or $8,812,000 in excess of the prior minimum OTS requirement. In March 2001, the OTS issued an interim rule that removed the requirement that savings institutions maintain an average daily balance of 4.0% of its liquidity base. The OTS proposed rules require all savings institutions and service corporations to maintain sufficient liquidity to ensure their safe and sound operations.

At June 30, 2001, Globe Homestead had outstanding commitments to originate $100,000 of loans (excluding undisbursed portions of loans). In addition, as of June 30, 2001, the total amount of certificates of deposit and Federal Home Loan advances, which were scheduled to mature in the following twelve months, were $10,627,000 and $1,500,000 respectively. Globe Homestead believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If Globe Homestead requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

Globe Homestead is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2001, Globe Homestead exceeded each of its capital requirements with ratios of 11.76%, 11.76% and 30.56%, respectively.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein regarding Globe Homestead have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Globe Homestead’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Globe Homestead’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.