Form 10QSB
period 2001-09-30
GLOBE BANCORP INC
filed 2001-11-13
CIK 1136645

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Shares of common stock, par value $.01 per share, outstanding as of November 8, 2001: 304,175

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

GLOBE BANCORP, INC.
Form 10 - QSB
Quarter Ended September 30, 2001
PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

		Page
Item 1	Financial Statements

	Consolidated Statements of Financial Condition at September 30, 2001
	(Unaudited) and December 31, 2000	3

	Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three and Nine Months ended September 30, 2001	4

	Consolidated Statements of Changes in Equity (Unaudited) for the Nine
	Months Ended September 30, 2001 and 2000	6

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
	Ended September 30, 2001 and 2000	7

	Notes to Financial Statements	8

Item 2	Management's Discussion and Analysis or Plan of Operation	10

	PART II - OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits and Reports on Form 8-K	14

Signatures		14

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
	SEPTEMBER	DECEMBER
	30, 2001	31, 2000
	(Unaudited)
ASSETS
Cash	$ 47,960	$ 93,972
Interest bearing deposits	428,334	81,130
Federal funds sold	3,825,651	750,000
Total cash and cash equivalents	4,301,945	925,102
Securities available for sale	4,694,438	5,951,667
Loans receivable, net	19,792,744	17,318,780
Accrued interest receivable	135,058	124,636
Federal Home Loan Bank stock, restricted, at cost	306,900	296,900
Prepaid expenses and other assets	62,680	81,429
Premises and equipment, net	88,700	98,333
Total assets	$29,382,465	$24,796,847
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits Interest-bearing	$19,757,312	$17,810,933
Federal Home Loan Bank advances	3,500,000	3,500,000
Advances from borrowers for taxes and insurance	150,940	131,768
Accrued expenses and other liabilities	125,492	80,800
Total liabilities	23,533,744	21,523,501

Preferred stock - $.01 par value, 500,000 shares
authorized, none issued	0	0
Common stock - $.01 par value, 3,000,000 shares
authorized, 304,175 shares issued and outstanding
at September 30, 2001	3,042	0
Additional paid-in capital	2,719,484	0
Unearned ESOP shares	(243,340)	0
Retained earnings-Substantially restricted	3,321,729	3,276,703
Accumulated other comprehensive income (loss)	47,806	(3,357)
Total stockholders' equity	5,848,721	3,273,346
Total liabilities and stockholders' equity	$29,382,465	$24,796,847
	=========	=========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2001 and 2000
Nine Months Ended September 30, 2001 and 2000

Three Months Ended                        Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME:
Loans receivable, primarily First mortgage loans	$341,293	$303,255	$984,341	$881,628
Securities available for sale	58,588	130,623	215,869	401,992
Other interest earning assets	52,673	20,923	104,215	59,607
Total interest income	452,554	454,801	1,304,425	1,343,227
INTEREST EXPENSE:
Deposits	248,346	243,572	737,110	690,808
Federal Home Loan Bank advances	50,978	77,260	153,918	223,281
Other interest bearing liabilities	1,876	0	4,368	0
Total interest expense	301,200	320,832	895,396	914,089
Net interest income	151,354	133,969	409,029	429,138
Provision for (recovery of) loan losses	5,874	(1,216)	6,908	3,650
Net interest income after provision for (recovery of) loan losses	145,480	135,185	402,121	425,488
NONINTEREST INCOME:
Service charges	624	818	2,333	2,190
Net realized gain on sales of securities available for sale	217	0	7,452	0
Gain and income on foreclosed real estate	0	0	2,864	0
Total noninterest income	841	818	12,649	2,190
NONINTEREST EXPENSES:
Salaries and employee benefits	71,626	62,727	198,967	184,926
Occupancy expense	21,115	22,158	65,081	65,022
Data processing expense	10,417	12,290	26,034	26,015
Stationery, printing and supplies	5,297	7,287	11,700	13,245
General insurance	4,864	4,586	14,591	13,759
Professional fees	12,250	3,550	21,306	10,650
SAIF deposit insurance and examination fees	2,938	3,227	9,094	9,130
Net realized loss on sales of securities available for sale	0	3,488	0	784
Loss and expense on foreclosed real estate	0	970	0	1,719
Other	4,058	8,344	13,734	17,407
Total noninterest expense	132,565	128,627	360,507	342,657
Income before income taxes	13,756	7,376	54,263	85,021
Income tax expense (benefit)	1,078	(1,715)	9,237	14,082
NET INCOME	$ 12,678	$ 9,091	$ 45,026	$ 70,939
	======	======	======	======
Basic earnings per common share	$0.05	$0	$0.16	$0
	====	====	====	====
Diluted earnings per common share	$0.05	$0	$0.16	$0
	====	====	====	====

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2001 and 2000
Nine Months Ended September 30, 2001 and 2000

Three Months Ended                        Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET INCOME	$ 12,678	$ 9,091	$ 45,026	$ 70,939

COMPREHENSIVE INCOME
Other comprehensive income (loss)
Unrealized gain (loss) on investments securities, net of deferred tax expense (benefit) and reclassification adjustment For gains	16,353	26,077	51,163	(672)

COMPREHENSIVE INCOME	$ 29,031	$ 35,168	$ 96,189	$ 70,267
	======	======	======	=======

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(UNAUDITED)
				Retained	Accumulated
		Additional		Earnings	Other
	Common	Paid-In	Unearned	Substantially	Comprehensive	Total
	Stock	Capital	Compensation	Restricted	(Loss) Income	Equity

Balance, January 1, 2000	$ 0	$ 0	$ 0	$3,201,142	$ (54,100)	$3,147,042

Net income	0	0	0	70,939	0	70,939
Other comprehensive income, net of tax
Unrealized (losses) gain on securities	0	0	0	0	(672)	(672)

Balance, September 30, 2000	$ 0	$ 0	$ 0	$3,272,081	$ (54,772)	$3,217,309
	=========	=========	=========	========	=========	========

Balance, January 1, 2001	$ 0	$ 0	$ 0	$3,276,703	$ (3,357)	$3,273,346

Net income	0	0	0	45,026	0	45,026
Other comprehensive income, net of tax
Unrealized (losses) gain on securities	0	0	0	0	51,163	51,163
Issuance of common stock	3,042	2,719,484	0	0	0	2,722,526
Acquisition of unearned ESOP shares	0	0	(243,340)	0	0	(243,340)

Balance, September 30, 2001	$ 3,042	$2,719,484	$ (243,340)	$3,321,729	$ 47,806	$5,848,721
	=========	========	=========	========	=========	========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 45,026	$ 70,939
Adjustments to reconcile net income to net cash
provided by operating activities
Premium and discounts amortization on securities	12,456	1,203
(Accretion) amortization on securities and loans	(6,152)	(627)
Loss on sale of loan	1,158	0
Capitalization of loan origination costs	(16,978)	(13,367)
Loan fees received	13,184	12,048
Net (gain) loss on sales of securities available for sale	(7,452)	784
Loan charge-off	0	(14,819)
Provision for loan losses	6,908	3,650
Depreciation and amortization	14,110	13,740
Federal Home Loan Bank stock dividends	(10,000)	(17,100)
(Increase) in accrued interest receivable	(10,421)	(11,247)
Decrease (increase) in prepaid expenses and other assets	18,748	(3,678)
Increase in other liabilities	18,334	20,144

Net cash provided by operating activities	78,921	61,670

Cash flows from investing activities:
Loan originations	(5,780,092)	(2,947,780)
Loan sold	115,823	0
Principal repayments on loans	3,192,186	2,235,950
Purchases of securities available for sale	(2,050,400)	(5,117,473)
Proceeds from sales of securities available for sale	1,975,583	3,102,295
Principal repayments on securities available for sale	1,404,561	1,414,005
Purchase of Federal Home Loan Bank stock	0	(59,100)
Additions to equipment and leasehold improvements	(4,478)	(9,663)

Net cash (used in) investing activities	(1,146,817)	(1,381,766)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	1,946,380	(69,068)
Net increase in Federal Home Loan Bank advances	0	500,000
Net increase in advances from borrowers
for taxes and insurance	19,172	5,089
Unearned ESOP shares	(243,340)	0
Net proceeds from sale of common stock	2,722,526	0

Net cash provided by financing activities	4,444,738	436,021

Net increase (decrease) in cash and cash equivalents	3,376,842	(884,075)

Cash and cash equivalents at beginning of the period	925,102	1,971,779

Cash and cash equivalents at end of period	$4,301,944	$1,087,704
	=========	========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

Note 1 - Basis of Presentation -

The accompanying consolidated financial statements at September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000 include the accounts of Globe Bancorp, Inc. (the Company) and its wholly owned subsidiary, Globe Homestead Savings Bank (the Bank). Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. All significant inter-company transactions and balances have been eliminated in the consolidation.

On March 12, 2001, the Bank incorporated Globe Bancorp, Inc. to facilitate the conversion of the Bank from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors of the Bank as of specified dates and to an employee stock ownership plan. Upon consummation of the Conversion on July 9, 2001, all of the Bank's outstanding common stock was issued to the Company, the Company became the holding company for the Bank and the Company issued 304,175 shares of common stock.

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

The Conversion was accounted for under the pooling of interest method of accounting. In the Conversion, the Company issued 304,175 shares of common stock, 24,334 shares of which were acquired by its Employee Stock Ownership Plan, and the Bank issued 100 shares of $.01 par value common stock to the Company.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

Note 2 - Employee Stock Ownership Plan-

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Bank. The ESOP shares are initially pledged as collateral for its debt. The debt is being repaid based on a fifteen-year amortization and the shares are being released for allocation to active employees annually over the fifteen-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. The Bank has accrued $9,200 of ESOP expense through September 30, 2001.

GLOBE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

The ESOP shares as of September 30, 2001 were as follows:
Allocated shares	0
Shares released for allocation	0
Unreleased shares	24,334
Total ESOP shares	24,334
=====
Fair value of unreleased shares	$264,024
=======

Note 3 - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, which was 279,841 for the three and nine month periods ended September 30, 2001. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including the effect of diluted securities, which was 279,841 for the three and nine month periods ended September 30, 2001.

The Company announced that on October 16, 2001 (Declaration Date) the Board of Directors of Globe Bancorp, Inc. declared a cash dividend on the common stock of the Company. The dividend rate will be $0.15 per share and will be paid on December 14, 2001 (Payable Date) to stockholders of record November 30, 2001 (Record Date).

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion compares the consolidated financial condition of Globe Bancorp, Inc. and Subsidiary at September 30, 2001 to December 31, 2000 and the results of operations for the three and nine month periods ended September 30, 2001 with the same periods in 2000. Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

This quarterly report on Form 10 - QSB includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risk and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10 - QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on noninterest income, provision for loan losses, noninterest expenses and federal income taxes. During the periods reported herein, net interest income after provision for loan losses exceeded total noninterest expense. Total noninterest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses.

Globe Bancorp, Inc. is the holding company for the Bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary the, Bank. Historically, the Company's business has consisted primarily of originating single-family real estate loans secured by property in its market area. The Company's loans are primarily funded by certificates of deposit, which typically have higher rates than transaction accounts. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction and consumer loans. The combination of these factors has resulted in historically lower interest rate spreads and returns on equity. Although the Company may attempt to expand its loan products by emphasizing certain consumer lending, Globe Bancorp, Inc. presently anticipates that its business will continue to primarily consist of originating single-family loans funded by deposits.

Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

Total assets increased by $4,586,000 or 18.49% from December 31, 2000 to September 30, 2001. The increase was primarily due to increases of $2,474,000 in net loans receivable and $3,377,000 in cash and cash equivalents, and these increases were partially offset by a decrease of $1,257,000 in securities available for sale. The Bank is emphasizing the origination of higher yielding loans over the purchase of lower yielding mortgage-backed-securities. The increase in cash and cash equivalents was primarily due to excess liquidity as a result of stock subscriptions in the conversion.

Total classified assets decreased $14,000 from December 31, 2000 to September 30, 2001. The Bank had $5,000 of classified assets on September 30, 2001.

Deposits increased by $1,946,000 or 10.93% from December 31, 2000 to September 30, 2001. The increase was made up entirely by increases in interest-bearing deposits.

Total stockholders' equity increased by $2,575,000 or 78.68% in the first nine months of 2001. Net income of $45,000 and the $2,479,000 net proceed from the sale of common stock increased equity during the period. Stockholders' equity at September 30, 2001 totaled $5,849,000 compared to equity of $3,274,000 at December 31, 2000.

Liquidity and Capital Resources

In the past, the Bank was required under federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings due in one year or less. At September 30, 2001, the Bank's liquidity was 39.02% or $6,937,000 in excess of the prior minimum OTS requirement. In March 2001, the OTS issued an interim rule that removed the requirement that savings institutions maintain an average daily balance of 4.0% of its liquidity base. The OTS proposed rules require all savings institutions and service corporations to maintain sufficient liquidity to ensure their safe and sound operations.

At September 30, 2001, the Bank had outstanding commitments to originate $123,000 of loans (excluding undisbursed portions of loans). In addition, as of September 30, 2001, the total amount of certificates of deposit and Federal Home Loan Bank advances that were scheduled to mature in the following twelve months were $12,297,000 and $1,500,000, respectively. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At September 30, 2001, the Bank exceeded each of its capital requirements with ratios of 15.72%, 15.72% and 38.18%, respectively.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income increased by $4,000 or 39.46% in the quarter ended September 30, 2001 and decreased by $26,000 or 36.53% in the nine months ended September 30, 2001 compared to the respective periods in 2000. The increase in net income for the three-month period was primarily due to an increase in net interest income which was offset by increases in loan loss provision, noninterest expenses and income tax expense. The decrease in net income for the nine-month period was primarily due to a decrease in net interest income and increases in the loan loss provision and non-interest expenses, and which were offset by an increase in non-interest income and a decrease in income tax expense.

Interest income decreased $2,000 or 0.49% for the quarter ended September 30, 2001 and $39,000 or 2.89% for the nine-months ended September 30, 2001 over the comparable 2000 periods. This was primarily due to a decrease in income from securities available for sale and was partially offset by an increase in income from loans receivable and other interest earning assets. The decrease in interest income on securities available for sale of $72,000 or 55.15% for the quarter ended September 30, 2001 and $186,000 or 46.30% for the nine-months ended September 30, 2001 was due to a decrease in the average balance of such assets and a decrease in the yield on securities. The average balance of investment securities decreased to $4,595,000 at September 30, 2001 compared to $8,282,000 at September 30, 2000. This decline in securities available for sale was attributable to the sale of $4,108,000 of securities and normal repayments. The average yield decreased slightly to 6.27% at September 30, 2001, compared to 6.47% at September 30, 2000. The increase in interest income on loans receivable of $38,000 or 12.54% for the quarter ended September 30, 2001 and $102,000 or 11.65% for the nine-months ended September 30, 2001 was due to an increase in the average balance of such assets from $16,271,000 at September 30, 2000 to $17,946,000 at September 30, 2001. The average yield on loans receivable increased to 7.31% at September 30, 2001, from 7.23% at September 30, 2000. The increase in interest income on other interest earning assets of $32,000 or 151.75% for the quarter ended September 30, 2001 and $45,000 or 74.84% for the nine-months ended September 30, 2001 was due to an increase in the average balance of such assets from $1,148,000 at September 30, 2000 to $3,331,000 at September 30, 2001. A decline in short-term interest rates caused the average yield on other interest earning assets to decrease from 6.85% at September 30, 2000 to 4.08% at September 30, 2001.

Interest expense decreased $20,000 or 6.12% in the quarter ended September 30, 2001 and decreased $19,000 or 2.04% for the nine-months ended September 30, 2001 over the comparable 2000 periods. The decrease was primarily due to a decrease in interest on Federal Home Loan Bank advances. The decrease in interest on Federal Home Loan Bank advances was partially offset by an increase in interest expense on deposits. Interest expense on deposits increased $5,000 or 1.96% for the quarter ended September 30, 2001 and $46,000 or 6.70% for the nine-months ended September 30, 2001 primarily due to an increase in the average rate paid on deposits from 5.09% at September 30, 2000 to 5.37% at September 30, 2001. Interest expense on Federal Home Loan Bank advances decreased $26,000 or 34.02% for the quarter ended September 30, 2001 and $69,000 or 31.07% for the nine-months ended September 30, 2001 due primarily to an decrease in the average balance of such liabilities from $4,605,000 at September 30, 2000 to $3,500,000 at September 30, 2001. This decrease in the average balance was due to repayments of advances in the latter part of 2000. A decline in short-term interest rates caused the average rate paid on Federal Home Loan Bank advances to decrease from 6.46% at September 30, 2000 to 5.94% at September 30, 2001.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income increased $17,000 or 12.98% in the quarter ended September 30, 2001 and decreased $20,000 or 4.69% for the nine-months ended September 30, 2001 over the comparable 2000 periods. This was primarily due to a decrease, for the nine-month period, in the interest rate spread to 1.25% at September 30, 2001, from 1.60% at September 30, 2000. The decline in interest spread was offset by an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 118.61% at September 30, 2001, compared to 113.28% at September 30, 2000. The net interest margin was 2.11% for the nine-month period ended September 30, 2001, compared to 2.23% for the nine-months ended September 30, 2000. The net interest margin was 2.13% for the quarter ended September 30, 2001, compared to 2.09% for the quarter ended September 30, 2000.

The provision for loan losses was $5,874 and $6,908 for the three and nine months ended September 30, 2001, respectively, compared to a recovery of $1,216 and a provision of $3,650 for the same periods in 2000. At September 30, 2001, the Bank had $5,000 of non-accruing loans, a decrease of $14,000 or 73.68% compared to September 30, 2000. The allowance for loan losses amounted to $99,000 at September 30, 2001, representing 0.50% of the total loans outstanding. The allowance for loan losses increased $7,000 for the nine-months ended September 30, 2001. The Bank believes its allowance for loan losses was sufficient as of September 30, 2001.

Non-interest income was unchanged for the quarter ended September 30, 2001 and increased $10,000 or 477.62% for the nine-months ended September 30, 2001 compared to the respective periods in 2000. The increase in the nine-months ended September 30, 2001 was attributed to an increase in gain on sale of securities available for sale and an increase in the income on foreclosed real estate.

Non-interest expenses increased $4,000 or 3.06% in the quarter ended September 30, 2001 and increased $18,000 or 5.21% for the nine-months ended September 30, 2001 as compared to the respective periods in 2000. The increase in the quarter was due to an increase of $9,000 or 14.19% in salaries and employee benefits and $9,000 or 245.07% in professional fees. The increases were partially offset by a decrease of $4,000 or 51.36% in other expenses, $2,000 or 15.24% in data processing expense, $2,000 or 27.32% in office expense and $3,000 or 100.00% in loss on sale of securities available for sale. The increase in the nine-month period was due to an increase of $14,000 or 7.59% in salaries and employee benefits and $11,000 or 100.06% in professional fess. The increase was partially offset by a decrease of $2,000 or 11.66% in stationery, printing and supplies expense, $4,000 or 21.10% in other expenses and $2,000 or 100.00% in expenses on foreclosed real estate. The increase in salaries and employee benefits was due to normal salary and merit increases and the accrual of expenses relating to the ESOP. The increase in professional fees was due to the additional reporting requirements of a public company.

Income tax expense increased in the quarter ending September 30, 2001 due to an increase in income before income taxes. Income tax expense decreased for the nine-month period ending September 30, 2001 due to a decrease in income before income taxes. Each period was compared to the same period in 2000.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein regarding the Company have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

GLOBE BANCORP, INC.
Form 10-QSB
Quarter Ended September 30, 2001

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

Item 6 - Exhibits and Reports on Form 8-K:
              (a) the following exhibit is filed herewith:

                    EXHIBIT NO.                DESCRIPTION

               There are no matters required to be reported under this item.

               (b) Reports on Form 8-K:
                     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                            GLOBE BANCORP, INC.
                                                                                                                            Registrant

Date: November 13, 2001                                                                                  By:/s/ Thomas J. Exnicios
                                                                                                                             Thomas J. Exnicios
                                                                                                                             President, Chief Executive Officer and
                                                                                                                             Chief Financial Officer