Form 10KSB
period 2001-12-31
GLOBE BANCORP INC
filed 2002-03-28
CIK 1136645

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 000-32957

Globe Bancorp, Inc.

(Name of Small Business Issuer in Its Charter)

Louisiana (State or Other Jurisdiction of Incorporation or Organization)	72-1498296 (I.R.S. Employer Identification Number)
4051 Veterans Boulevard, Suite 100 Metairie, Louisiana (Address of Principal Offices)	70002 (Zip Code)

Issuer's telephone number, including area code: (504) 887-0057

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock (par value $.01 per share)
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State the issuer's revenues for its most recent fiscal year: $1,797,143

Based upon the $12.36 per share average bid and ask price of the Issuer's common stock as of March 26, 2002, the aggregate market value of the 231,041 shares of the Issuer's common stock deemed to be held by non-affiliates of the Issuer was $2.86 million. Although directors and executive officers of the Issuer and certain of its employee benefit plans were assumed to be "affiliates" of the Issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 26, 2002: 304,175

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated into Part II, Item 5 through 8 of this Form 10-KSB; and (2) portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

PART I

Item 1. Business

General

Globe Bancorp, Inc. (the "Company") is a Louisiana corporation that was formed on March 12, 2001 by Globe Homestead Savings Bank (the "Bank" or "Globe Homestead") for the purpose of becoming a holding company for the Bank. The only significant assets of the Company are the capital stock of the Bank, U.S. Agency debt securities and the portion of the net proceeds retained by the Company in connection with the conversion of the Bank from the mutual to stock form of organization on July 9, 2001 (the "Conversion"). The business and management of the Company consists of the business and management of the Bank. Our executive offices are located at 4051 Veterans Boulevard., Suite 100, Metairie, Louisiana 70002, and our telephone number is (504) 887-0057.

The Bank is a federally chartered stock savings bank that was originally formed in 1937 as Globe Homestead Association. The Bank changed its name to Globe Homestead Federal Savings Association in 1994 when it converted from a state chartered mutual association to a federally chartered mutual association. The Bank changed its name to Globe Homestead Savings Bank when it converted to a stock savings bank in July 2001.

References in this document to the Company include the Bank, unless the context otherwise requires. References to "we", "ours", "us" and similar expressions include the Company and the Bank.

Our business consists principally of attracting deposits from the general public and using those funds to originate loans secured by one- to four-family residential loans. Globe Homestead's profitability depends primarily on its net interest income, which is the difference between the income it receives on loans and other assets and its cost of funds, which consists of the interest paid on deposits and borrowings. At December 31, 2001, we had total assets of $32.4 million, deposits of $20.8 million and total stockholders' equity of $5.8 million.

The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the Savings Association Insurance Fund ("SAIF"). The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB") and is a member of the Federal Home Bank of Dallas ("FHLB"), which is one of the 12 regional banks comprising the FHLB System.

We make certain statements in this document as to what we expect may happen in the future. These statements usually contain the words "believe," "estimate," "project," "expect," "anticipate," "intend" or similar expressions. Because these statements look to the future, they are based on our current expectations and beliefs. Actual results or events may differ materially from those reflected in the forward-looking statements. You should be aware that our current expectations and beliefs as to future events are subject to change at any time, and we can give you no assurances that the future events will actually occur. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Lending Activities

General. At December 31, 2001, the net loan portfolio of Globe Homestead totaled $21.2 million, representing approximately 66% of total assets at that date. The principal lending activity of Globe Homestead is the origination of one-to-four family (which are also known as single-family) residential loans. At December 31, 2001, single-family residential loans amounted to $20.2 million or 94.6% of the total loan portfolio. Of this amount, $37,000 consisted of second mortgage loans. On a very limited basis, Globe Homestead offers commercial real estate loans, construction loans and consumer loans.

The types of loans that Globe Homestead may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. General and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters in turn, affect these factors.

A savings institution generally may not make loans-to-one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 2001, Globe Homestead's regulatory limit on loans-to-one borrower was $677,000 and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $516,000, $484,000, $457,000, $447,000 and $446,000. Each of Globe Homestead's five largest loans or groups of loans were performing in accordance with its terms at December 31, 2001

Loan Portfolio Composition. The following table sets forth the composition of Globe Homestead's loan portfolio by type of loan at the dates indicated.
	December 31,
	2001		2000
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$ 20,196	94.63%	$ 16,855	96.48%
Commercial real estate	613	2.87	207	1.18
Construction	--	--	210	1.20
Land	28	0.13	--	--
Consumer loans:
Home equity lines of credit	187	0.88	116	0.67
Savings accounts	303	1.42	37	0.21
Other	15.07		45	0.26
Total loans receivable	21,342	100.00%	17,470	100.00%
Less:
Deferred loan fees	(24)		(34)
Undisbursed portion of loans	--		(25)
Allowance for loan losses	(101)		(92)
Loans receivable, net	$ 21,217		$ 17,319

Origination of Loans. The lending activities of Globe Homestead are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of referrals from real estate brokers and existing customers. Globe Homestead’s loan officer takes written loan applications. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by an independent outside appraiser approved by the board of directors of Globe Homestead.

Under the real estate lending policy of Globe Homestead, a title insurance policy must be obtained for each real estate loan, except for Home Equity Lines of Credit. Globe Homestead also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area as designated by the Department of Housing and Urban Development. Globe Homestead generally requires borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums.

Globe Homestead's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. Generally, loans of up to $200,000 can be approved by Globe Homestead's loan committee, which consists of Globe Homestead's President, Vice President and Loan Officer. Loans over $200,000 and loans which do not strictly comply with Globe Homestead’s underwriting parameters, require board of directors’ approval. The Board ratifies all loans.

The following table shows total loans originated, purchased and repaid during the periods indicated. Globe Homestead sold one loan in 2001 and did not sell any loans during 2000.
	Year Ended December 31,
	2001	2000
	(Dollars in Thousands)
Loan origination:
Real estate loans:
One-to-four family	$ 7,038	$ 3,852
Commercial	412	204
Construction	--	210
Land	28	--
Consumer loans:
Home equity lines of credit	219	99
Savings accounts	307	15
Total loans originated	8,004	4,380
Purchases (1)	--	--
Total loans originated and purchased	8,004	4,380
Loan principal reductions	3,989	2,692
Loan sold (2)	116	--
Increase (decrease) due to other items, net (3)	(1)	(10)
Net increase in loan portfolio	$ 3,898	$ 1,678

(1) Loans purchased consist of one-to-four family real estate loans.
(2) Loan sold consists of a one-to-four family real estate loan.
(3) Other items consist of loans in process, deferred fees and allowance for loan losses.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Globe Homestead concentrates its lending activity to its primary market area in Jefferson and Orleans Parishes, Louisiana. Subject to its loans-to-one borrower limitation, Globe Homestead is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Globe Homestead also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Globe Homestead may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2001, Globe Homestead was within each of the above lending limits.

Maturity of Loan Portfolio. The following table presents certain information at December 31, 2001, regarding the dollar amount of loans maturing in Globe Homestead's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and any stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.
	At December 31, 2001
	Real Estate	Consumer	Other	Total Loans
	(Dollars in Thousands)
Amounts due in:
One year or less	$ 5	$ 23	$ 15	$ 43
More than one year to five years	497	467	--	964
More than five years	20,335	--	--	20,335
Total amount due	$ 20,837	$ 490	$ 15	$ 21,342

The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2002, which have fixed interest rates or which have floating or adjustable interest rates.
	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In Thousands)
Real estate loans:
One-to-four family	$ 19,289	$ 902	$ 20,191
Commercial real estate	613	--	613
Construction	--	--	--
Land loans	28	--	28
Consumer loans:
Home equity lines of credit	--	187	187
Savings accounts	280	--	280
Other	--	--	--
Total loans	$ 20,210	$ 1,089	$ 21,299

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

One-to-Four Family Residential Real Estate Loans. The primary lending activity of Globe Homestead is the origination of loans secured by single-family residences. At December 31, 2001, $20.2 million or 94.6% of the total loan portfolio, before net items, consisted of single-family residential loans. Of this amount, $37,000 consisted of second mortgage loans.

The loan-to-value ratio, maturity and other provisions of the loans made by Globe Homestead generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Globe Homestead. Globe Homestead's present lending policies on one-to-four family residential mortgage loans generally limit the maximum loan-to-value ratio to 89% of the appraised value of the property. Globe Homestead does not originate loans with a loan-to-value in excess of 90%. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include "due-on-sale" clauses.

Globe Homestead's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Globe Homestead's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. At December 31, 2001, $19.3 million, or 95.5%, of Globe Homestead's single-family residential mortgage loans were fixed-rate loans.

The adjustable-rate, single-family residential mortgage loans currently offered by Globe Homestead have a fixed-rate for the first three, five or seven years, which adjust on an annual basis thereafter. Globe Homestead's adjustable-rate, single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 5% above the initial rate. The interest rate floor is the initial rate. Such loans are underwritten based on the initial rate. Globe Homestead's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2001, $902,000, or 4.5%, of Globe Homestead's single-family residential mortgage loans were adjustable-rate loans.

Consumer Loans. Globe Homestead is authorized to make loans for a wide variety of personal or consumer purposes. Globe Homestead originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by Globe Homestead consist of home equity loans and loans secured by deposit accounts in Globe Homestead. At December 31, 2001, $490,000 or 2.30% of Globe Homestead's total loan portfolio consisted of consumer loans.

At December 31, 2001, Globe Homestead's home equity loans amounted to $187,000 or 0.88% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence. As a result, Globe Homestead generally requires loan-to-value ratios of 89% or less after taking into consideration the first mortgage loan. These loans have a term of five years and the interest rate adjusts monthly based on the prime rate.

Globe Homestead offers loans secured by deposit accounts in Globe Homestead, which loans amounted to $303,000 or 1.42% of Globe Homestead's total loan portfolio at December 31, 2001. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 1 to 2% depending on the loan. These loans mature on or before the maturity date of the underlying certificate of deposit.

Other Loans. At December 31, 2001, Globe Homestead had three commercial real estate loans totaling $613,000, no construction loans and one loan totaling $15,000 complying with Small Business Administration guidelines. The properties securing the commercial real estate loans and the construction loan are located in Globe Homestead's primary market area.

Loan Origination and Other Fees. In addition to interest earned on loans, Globe Homestead receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

Asset Quality

General. Globe Homestead mails late notices to borrowers when a borrower fails to make a required payment within 15 days of the date due. In addition, a personal letter is mailed when a loan becomes 45 days delinquent and a phone call is placed when a loan becomes 60 days delinquent. If a loan becomes 90 days past due, Globe Homestead mails a notice indicating that Globe Homestead will refer it to an attorney within 30 days to commence foreclosure. In most cases, deficiencies are cured promptly. While Globe Homestead generally prefers to work with borrowers to resolve such problems, Globe Homestead will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Globe Homestead generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest.

Real estate and other assets acquired by Globe Homestead as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Globe Homestead had no real estate owned at December 31, 2001 or 2000.

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2001, in dollar amounts and as a percentage of Globe Homestead's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts, which are past due.
	December 31, 2001
	30-59 Days Overdue		60-89 Days Overdue		90 or More Days Overdue
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
			(Dollar in Thousands)
Real estate loans:
One-to-four family	$ 4	0.02%	$ --	--%	$ 23	0.11%
Other	--	--	--	--	--	--
Total	$ 4	0.02%	$ --	--%	$ 23	0.11%

Non-Performing Assets. The following table presents information with respect to Globe Homestead's nonperforming assets at the dates indicated. Globe Homestead did not have any real estate owned at December 31, 2001 or 2000.
	At December 31,
	2001	2000
	(Dollars in Thousands)
Nonaccruing loans:
Real estate loans
One-to-four family	$ 23	$ 19
Commercial	--	--
Land	--	--
Total nonaccruing loans	23	19
Troubled debt restructurings	21	22
Troubled debt restructurings and total nonaccruing loans	$ 44	$ 41
Troubled debt restructuring and total nonaccruing loans as a percentage of total loans	0.20%	0.23%
Troubled debt restructuring and total nonaccruing loans as a percentage of total assets	0.13%	0.17%

If the $23,000 of nonaccruing loans of Globe Homestead had been current in accordance with their terms during 2001, the gross income on such loans would have been approximately $1,000. No interest income was actually recorded by Globe Homestead on such loans in 2001.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset-classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful might be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

Globe Homestead had no classified assets at December 31, 2001.

Allowance for Loan Losses. At December 31, 2001, Globe Homestead's allowance for loan losses amounted to $101,000, or 0.48%, of the total loan portfolio. The loan loss allowance is maintained by management at a level considered adequate based on prior loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and known, probable and reasonably estimable losses inherent in the loan portfolio. Globe Homestead is primarily engaged in originating single-family residential loans. This type of lending generally involves less risk exposure due to the nature of the collateral. In determining the amount of the allowance for loan losses, management considers its lower risk exposure as a result of its predominant single-family lending and the correspondingly low historical charge-off experience.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table sets forth information concerning the allocation of Globe Homestead's allowance for loan losses by loan categories at the dates indicated.

	December 31,
	2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Real estate loans:
One-to-four family	$ 101	94.63%	$ 92	96.48%
Commercial	--	2.87	--	1.18
Construction	--	--	--	1.20
Land	--	0.13	--	--
Consumer loans:
Home equity lines of credit	--	0.88	--	0.67
Savings accounts	--	1.42	--	0.21
Other	--	0.07	--	0.26
Total	$ 101	100.00%	$ 92	100.00%

The following table sets forth an analysis of the Bank’s allowance for loan losses during the periods indicated.
	Year Ended December 31,
	2001	2000
	(Dollars in Thousands)
Total loans outstanding	$ 21,217	$ 17,319
Average loans outstanding, net	$ 18,573	$ 16,439
Balance at beginning of year	$ 92	$ 102
Charge-offs
One-to-four family	--	15
Total charge-offs	--	15
Recoveries	--	--
Net charge-offs	--	15
Provision for loan losses	9	5
Balance at end of year	$ 101	$ 92
Allowance for loan losses as a percent of total loans outstanding	0.48%	0.53%
Allowance for loan losses a percent of total non-performing loans	439.13%	484.21%
Ratio of net charge-offs to average loans outstanding	--%	0.09%

Investment Securities

The Company has authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, certain bankers' acceptances and federal funds. The board of directors establishes the Company's investment strategy.

Held to Maturity. The following table sets forth information relating to the amortized cost and fair value of the Company’s held to maturity securities.

	December 31,
	2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. agencies securities	$ --	$ --	$ --	$ --
Mortgage-backed securities	1,989	1,935	--	--
Total	$ 1,989	$ 1,935	$ --	$ --

The following table sets forth the amount of the Company’s held to maturity securities, which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001. The Company’s held to maturity securities are reflected at amortized cost at December 31, 2001.

	Contractually Maturing
	Under 1 Year	Weighted Average Yield	1 – 5 Years	Weighted Average Yield	5 – 10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total
	(Dollars in thousands)
U.S. agencies securities	$ --	--%	$ --	--%	$ --	--%	$ --	--%	$ --
Mortgage-backed securities	--	--	--	--	--	--	1,989	6.00	1,989
Total	$ --	--%	$ --	--%	$ --	--%	$ 1,989	6.00%	$ 1,989
	======	=======	======	=======	======	=======	======	=======	======

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for Sale. The following table sets forth information relating to the amortized cost and fair value of the Company’s available for sale securities.
	December 31,
	2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. agencies securities	$ 1,473	$ 1,463	$ --	$ --
Mortgage-backed securities	2,575	2,631	5,957	5,952
Total	$ 4,048	$ 4,094	$ 5,957	$ 5,952
	=========	=========	=========	=========

The following table sets forth the amount of the Company’s available for sale securities, which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001. The Company’s available for sale securities are reflected at fair value at December 31, 2001.

	Contractually Maturing
	Under 1 Year	Weighted Average Yield	1 – 5 Years	Weighted Average Yield	5 – 10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total
	(Dollars in Thousands)
U.S. agencies securities	$ --	--%	$1,463	4.90%	$--	--%	$ --	--%	$1,463
Mortgage-backed securities	27	4.66%	--	--%	--	--%	2,604	6.00%	2,631
Total	$27	4.66%	$1,463	4.90%	$--	--%	$2,604	6.00%	$4,094
	===	=====	=====	=====	==	===	=====	=====	======

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

The mortgage-backed securities of Globe Homestead consist of Government National Mortgage Association securities, Federal Home Loan Mortgage Corporation securities and Federal National Mortgage Association securities. The Government National Mortgage Association is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Government National Mortgage Association securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration, and the timely payment of principal and interest on Government National Mortgage Association securities are guaranteed by the Government National Mortgage Association and backed by the full faith and credit of the U.S. Government. The Federal Home Loan Mortgage Corporation is a private corporation chartered by the U.S. Government. The Federal Home Loan Mortgage Corporation issues participation certificates backed principally by conventional mortgage loans. The Federal Home Loan Mortgage Corporation guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The Federal National Mortgage Association is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The Federal National Mortgage Association guarantees the timely payment of principal and interest on Federal National Mortgage Association securities. Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities are not backed by the full faith and credit of the United States, but because the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and investment securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

Deposits. The Bank principally attracts deposits from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the term and the interest rate.

The Bank’s obtains deposits primarily from residents from within its primary market area. The Bank has not solicited deposits from outside Louisiana or paid fees to brokers to solicit funds for deposit.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal regulations. The Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

The following table shows the distribution of and certain other information relating to Globe Homestead's deposits by type as of the dates indicated.

	December 31,
	2001		2000
	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in Thousands)
Savings accounts:
Passbook accounts	$ 3,231	15.56%	$ 2,147	12.06%
Certificate accounts:
0.00% - 4.00%	6,382	30.73	36.20
4.01% - 6.00%	7,012	33.77	8,080	45.36
6.01% - 8.00%	4,142	19.94	7,548	42.38
Total certificate accounts	17,536	84.44	15,664	87.94
Total deposits	$ 20,767	100.00%	$ 17,811	100.00%
	==========	=========	==========	=========

The following table set forth the savings activities of the Bank during the period indicated.
	Year Ended December 31,
	2001	2000
	(Dollars in Thousands)

Total deposits at beginning of period	$17,811	$18,239
Deposits	7,651	5,042
Withdrawals	(5,346)	(6,096)
Interest credited	651	626
	$20,767	$17,811
	======	======

The following table shows the interest rate information for the Bank's certificates of deposit at December 31, 2001.
	Maturity Date

Interest Rate	One Year or Less	Over 1 - 2 Years	Over 2 - 3 Years	Over 3 Years	Total

	(Dollars in Thousands)

0.00% - 4.00%	$ 5,749	$ 180	$ 453	$ --	$ 6,382
4.01% - 6.00%	4,885	1,458	635	34	7,012
6.01% - 8.00%	2,264	962	405	511	4,142
Total	$ 12,898	$ 2,600	$ 1,493	$ 545	$ 17,536
	==============	===========	===========	===========	===========

As of December 31, 2001 and 2000, the aggregate amount of outstanding time certificates of deposit at the Bank in amounts greater than or equal to $100,000, was approximately $2.7 million and $1.5 million, respectfully. The following table presents the maturity of these time certificates of deposit at such dates.
	December 31,
	2001	2000
	(Dollars in Thousands)

3 months or less	$ 747	$ 334
Over 3 months through 6 months	200	325
Over 6 months trough 12 months	1,196	420
Over 12 months	513	409
Total	$ 2,656	$ 1,488
	=========	=========

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each having its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

As of December 31, 2001, the Bank was permitted to borrow up to an aggregate of $9.9 million from the FHLB. The Bank had $5.5 and $3.5 million of Federal Home Loan Bank advances outstanding at December 31, 2001 and December 31, 2000, respectfully.

The following table shows certain information regarding the borrowings of the Bank at or for the dates indicated:
	At or for the Year Ended December 31,
	2001	2000
	(Dollars in Thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$3,961	$4,427
Maximum amount outstanding at any one month-end during the period	$5,500	$5,500
Balance outstanding at end of period	$5,492	$3,500
Average interest rate during the period	5.68%	6.48%
Weighted average interest rate at end of period	5.39%	6.25%
Weighted average maturity, in months, at end of period	36	15

Subsidiaries

At December 31, 2001, the Company’s only subsidiary was the Bank.

Total Employees

Globe Homestead had four full-time employees and no part-time employees at December 31, 2001. A collective bargaining agent represents none of these employees, and Globe Homestead believes that it enjoys good relations with its personnel.

Market Area

Globe Homestead has one office located in Metairie, Louisiana, which is a suburb of New Orleans, Louisiana. Globe Homestead's primary market area consists of Jefferson and Orleans Parishes, Louisiana and is predominantly suburban due to its proximity to New Orleans. Tourism and the oil and gas industry are the two largest employers in Globe Homestead's market area.

The population of Jefferson Parish in 2001 was approximately 456,000 and the population of Orleans Parish in 2001 was approximately 484,000. The population growth rate for Jefferson Parish has been flat since 1990 and is projected to remain flat through the year 2003. The population growth rate for Orleans Parish has been negative since 1990 and is projected to remain negative through 2003. These projected growth rates are below the projected rates for Louisiana and the United States. Average household income for Jefferson and Orleans Parishes is below Louisiana and national averages, but household income percentage growth in Jefferson and Orleans Parishes is projected to exceed that of Louisiana and the United States. The projected household income distribution for the year 2003 for Jefferson and Orleans Parishes is projected to be below that of Louisiana and the United States. In 2001, the unemployment rate for Jefferson Parish was approximately 4.6% and the unemployment rate for Orleans Parish was approximately 6.3%. Orleans Parish's unemployment rate has increased in recent years, and the rate continues to be higher than the overall unemployment rate for the United States while Jefferson Parish's unemployment rate was lower than the national average for 2001.

Competition

Globe Homestead faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions, which have greater financial and marketing resources available to them. In addition, Globe Homestead faces significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. Globe Homestead does not rely upon any individual group or entity for a material portion of its deposits. The ability of Globe Homestead to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

Globe Homestead's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. Globe Homestead competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors, which affect competition, include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

REGULATION

The following discussion of certain laws and regulations, which are applicable to the Company and to the Bank, as well as descriptions of laws and regulations contained elsewhere herein, summarizes the aspects of such laws and regulations, which are deemed to be material to us and the Bank. However, the summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Globe Bancorp, Inc.

Holding Company Acquisitions. Globe Bancorp, Inc. is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and is registered with the Office of Thrift Supervision. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities. We operate as a unitary savings and loan holding company. Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it could engage, provided it continued to be a qualified thrift lender. See " - The Bank - Qualified Thrift Lender Test." The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. We do not qualify for the grandfather-clause exemption and are limited to the activities permissible for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. These limitations have not had a material impact on the Company's operations.

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to us. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution. See "- The Bank - Capital Distributions."

Restrictions on Transactions With Affiliates. Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and Office of Thrift Supervision regulations. Affiliates of a savings institution include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution.

In general, the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, a savings institution may not:

make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

purchase or invest in securities of an affiliate other than shares of a subsidiary;

purchase a low-quality asset from an affiliate; or

engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices.

With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

Office of Thrift Supervision regulations generally exclude all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the Office of Thrift Supervision or the Federal Reserve Board decides to treat such subsidiaries as affiliates. Office of Thrift Supervision regulations also provide that certain classes of savings institutions may be required to give the Office of Thrift Supervision prior notice of affiliate transactions.

The Bank

General. The Office of Thrift Supervision is the Bank's chartering authority and primary federal regulator. The Office of Thrift Supervision has extensive authority over the operations of federally chartered savings institutions. As part of this authority, federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The Bank also is subject to regulation by the FDIC and to requirements established by the Federal Reserve Board. Federal laws and regulations prescribe the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the SAIF.

The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.

Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

SAIF-insured institutions are assigned to one of three capital groups, which are based solely on the level of an institution's capital–"well capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those, which are considered to be healthy to those, which are considered to be of substantial supervisory concern. Assessment rates for insured institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation, a federal agency established to recapitalize the predecessor to the SAIF. During 1999, payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund members paid 1.2 basis points. Since January 1, 2000, there has been equal sharing of Financing Corporation payments between members of both insurance funds.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances, which would result in termination of the Bank's deposit insurance.

Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The Office of Thrift Supervision has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current Office of Thrift Supervision capital standards require savings institutions to satisfy three different capital requirements:

"tangible" capital equal to at least 1.5% of adjusted total assets,

"core" capital equal to at least 3.0% of adjusted total assets for savings associations with the highest rating for safety and soundness, and 4% to 5% for all other savings associations, and

"total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of

"risk-weighted" assets.

Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no intangible assets at December 31, 2001. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 50%) and repossessed assets.

Office of Thrift Supervision rules require that an institution with greater than "normal" interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution has greater than "normal" interest rate risk if it would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the market value of its assets. The rule also authorizes the Office of Thrift Supervision to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Office of Thrift Supervision indicated that it would waive the capital deductions for institutions with greater than "normal" risk until the Office of Thrift Supervision published an appeals process. On August 21, 1995, the Office of Thrift Supervision established (1) an appeals process to handle "requests for adjustments" to the interest rate risk component and (2) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Office of Thrift Supervision also indicated that it would continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deducts any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

At December 31, 2001, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.35%, 14.35% and 36.53%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, and the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital
Well-capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At December 31, 2001, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

Safety and Soundness Guidelines. The Office of Thrift Supervision and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The Office of Thrift Supervision and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

Liquidity Requirements. All savings institutions are required to maintain a balance of liquid assets sufficient to meet the expected cash needs of their Bank.

Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions that are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act of 1977 ("CRA") and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender or QTL test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the second prong of the QTL test set forth in the HOLA, as described below. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

the institution may not engage in any new activity or make any new investment, unless such activity or investment is permissible for a national bank;

the branching powers of the institution shall be restricted to those of a national bank;

the institution shall not be eligible to obtain any new advances from its FHLB, other than special liquidity advances with the approval of the Office of Thrift Supervision; and

payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.

Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Currently, the prong of the QTL test that is not based on the Internal Revenue Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement include:

loans made to purchase, refinance, construct, improve or repair domestic residential housing;
home equity loans;
most mortgage-backed securities;
stock issued by the FHLB of Dallas; and
direct or indirect obligations of the FDIC.

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2001, the qualified thrift investments of the Bank were approximately 96.9% of its portfolio assets.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each the Federal Home Loan Banks serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2001, the Bank had $5.5 million of Federal Home Loan Bank advances.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2001,the Bank had $309,200 in FHLB stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

TAXATION

Federal Taxation

General. The Company and the Bank are subject to the corporate tax provisions of the Internal Revenue Code, and the Bank is subject to certain additional provisions, which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters relevant to the taxation of the Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and the Bank.

Fiscal Year. The Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves. In August 1997, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Bank must recapture that portion of its reserve, which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 2001, the Bank did not have any post-1987 excess reserves. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Bank's deferred tax liability.

At December 31, 2001, the federal income tax reserves of the Bank included $350,000 for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of the Bank in connection with the Conversion, the retained earnings of the Bank are substantially restricted.

Distributions. If the Bank were to distribute cash or property to its stockholders, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Bank to have additional taxable income. A distribution is from accumulated bad debt reserves if (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes:

it is in redemption of shares,
it is pursuant to a liquidation of the institution, or
in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits.

The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. Tax preference items include the following:

depreciation, and
75% of the excess (if any) of
(1) adjusted current earnings as defined in the Internal Revenue Code, over
(2) AMTI determined without regard to this preference and prior to reduction by net operating losses.

Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. Corporations, which own 20% or more of the stock of a corporation distributing a dividend may deduct 80% of the dividends, received. Corporations, which own less than 20% of the stock of a corporation distributing a dividend, may deduct 70% of the dividends received. However, a corporation that receives dividends from a member of the same affiliated group of corporations may deduct 100% of the dividends received.

Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

The Bank's federal income tax returns for the tax years ended 2001, 2000, 1999 and 1998 are open under the statute of limitations and are subject to review by the IRS. The Internal Revenue Service has not audited the Bank during the last five years.

State Taxation

The Company is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income, which is earned by the Company within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, the Bank is subject to the Louisiana Shares Tax, which is imposed on the assessed value of a company's stock. The formula for deriving the assessed value is 15% of the sum of:

(a) 20% of a company's capitalized earnings, plus
(b) 80% of our taxable stockholders' equity,

and to subtract from that figure 50% of our real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings. The Bank believes that the Louisiana Shares Tax, which applies at rates up to 16% on the assessed value of its stock, will result in a material tax liability for 2002.

Item 2. Description of Property

At December 31, 2001, Globe Homestead conducted its business from its headquarters and sole office at 4051 Veterans Boulevard, Suite 100, Metairie, Louisiana 70002. The Bank leases space in the building at this site. The present lease expires in December 2002 and the Bank has three options to lease the property for an additional five years for each option.

Item 3. Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

The information required herein, to the extent applicable, is incorporated by reference from page 36 of the Company’s 2001 Annual Report.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information required herein is incorporated by reference from pages 3 to 9 of the Company’s 2001 Annual Report.

Item 7. Financial Statements

The information required herein is incorporated by reference from pages 10 to 35 of the Company’s 2001 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required herein is incorporated by reference from pages 3 to 4 and 7 of the definitive proxy statement of the Company for the Annual Meeting of Shareholders to be held on April 30, 2002, which will be filed within 120 days of December 31, 2001 ("Definitive Proxy Statement").

Item 10. Executive Compensation

The information required herein is incorporated by reference from page 7 to 8 of the Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from page 6 of the Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from page 8 of the Definitive Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K

(a) Documents Field as Part of this Report

(1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

Report of Independent Auditors
Consolidated Statements of Financial Condition as of December 31, 2001 and 2000
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.

Exhibit Index

2.1* Plan of Conversion
3.1* Articles of Incorporation of Globe Bancorp, Inc.
3.2* Bylaws of Globe Bancorp, Inc.
4.1* Stock Certificate of Globe Bancorp, Inc.
10.1 Employment Agreement among Globe Bancorp, Inc and Thomas J. Exnicios dated December 18,2001
13.1 2001 Annual Report to Stockholders

(*) Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-57148)
filed by the Company with the SEC on March 16, 2001, as subsequently amended.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-k during the quarter ended December 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBE BANCORP, INC.
Date: March 26, 2002	By: /s/ Thomas J. Exnicios
Thomas J. Exnicios President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Thomas J. Exnicios	March 26, 2002
Director, President and Chief Executive Officer (Principal financial and accounting officer)
/s/ Michael H. Bagot Chairman	March 26, 2002
/s/ Mae H. Leaveau Director, Vice President	March 26, 2002
/s/ Saxon J. Toca, III Director, Secretary - Treasurer	March 26, 2002
/s/ Albert E. Briede, III Director	March 26, 2002
/s/ John L. Gohres, Jr. Director	March 26, 2002
/s/ Robert J. Gohres Director	March 26, 2002
/s/ Madeleine B. Richard Director	March 26, 2002

Exhibit 10.1

EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT, dated this 18th day of December 2001, between Globe Homestead Savings Bank (the "Bank") and Thomas J. Exnicios (the "Executive") (the "Agreement").

WITNESSETH

WHEREAS, the Executive is presently an officer of Globe Bancorp, Inc. (the "Corporation") and the Bank (together, the "Employers");

WHEREAS, the Employers desire to be ensured of the Executive's active participation in the business of the Employers;

WHEREAS, the Corporation and the Bank desire to enter into separate agreements with the Executive with respect to his employment by each of the Employers; and

WHEREAS, in order to induce the Executive to serve in the employ of the Employers and in consideration of the Executive's agreeing to serve in the employ of the Employers, the parties desire to specify the severance benefits which shall be due the Executive by the Bank in the event that his employment with the Bank is terminated under specified circumstances;

NOW THEREFORE, in consideration of the mutual agreements herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1. Definitions. The following words and terms shall have the meanings set forth below for the purposes of this Agreement:

(a) Average Annual Compensation. The Executive's "Average Annual Compensation" for purposes of this Agreement shall be deemed to mean the average level of compensation paid to the Executive by the Employers or any subsidiary thereof during the most recent five taxable years preceding the Date of Termination and which was either (i) included in the Executive's gross income for tax purposes, including but not limited to Base Salary, bonuses and amounts taxable to the Executive under any qualified or non-qualified employee benefit plans of the Employers, or (ii) deferred at the election of the Executive.

(b) Base Salary. "Base Salary" shall have the meaning set forth in Section 3(a) hereof.

(c) Cause. Termination of the Executive's employment for "Cause" shall mean termination because of personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order or material breach of any provision of this Agreement.

(d) Change in Control of the Corporation. "Change in Control of the Corporation" shall mean the occurrence of any of the following: (i) the acquisition of control of the Corporation as defined in 12 C.F.R. Regulation 574.4, unless a presumption of control is successfully rebutted or unless the transaction is exempted by 12 C.F.R. Regulation 574.3(c)(vii), or any successor to such sections; (ii) an event that would be required to be reported in response to Item 1(a) of Form 8-K or Item 6(e) of Schedule 14A of Regulation 14A pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"), or any successor thereto, whether or not any class of securities of the Corporation is registered under the Exchange Act; (iii) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the Corporation's then outstanding securities; or (iv) during any period of three consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

(e) Code. "Code" shall mean the Internal Revenue Code of 1986, as amended.

(f) Date of Termination. "Date of Termination" shall mean (i) if the Executive's employment is terminated for Cause or for Disability, the date specified in the Notice of Termination, and (ii) if the Executive's employment is terminated for any other reason, the date on which a Notice of Termination is given or as specified in such Notice.

(g) Disability. Termination by the Bank of the Executive's employment based on "Disability" shall mean termination because of any physical or mental impairment which qualifies the Executive for disability benefits under the applicable long-term disability plan maintained by the Employers or any subsidiary or, if no such plan applies, which would qualify the Executive for disability benefits under the Federal Social Security System.

(h) Good Reason. Termination by the Executive of the Executive's employment for "Good Reason" shall mean termination by the Executive within twenty-four (24) months following a Change in Control of the Corporation based on:

  (i) Without the Executive's express written consent, a reduction by either of the Employers in the Executive's Base Salary as the same may be increased from time to time or, except to the extent permitted by Section 3(b) hereof, a reduction in the package of fringe benefits provided to the Executive, taken as a whole;

  (ii) The principal executive office of either of the Employers is relocated outside of the Metairie, Louisiana area or, without the Executive's express written consent, either of the Employers require the Executive to be based anywhere other than an area in which the Employers' principal executive office is located, except for required travel on business of the Employers to an extent substantially consistent with the Executive's present business travel obligations;

  (iii) Any purported termination of the Executive's employment for Disability or Retirement which is not effected pursuant to a Notice of Termination satisfying the requirements of paragraph (j) below; or

  (iv) The failure by the Bank to obtain the assumption of and agreement to perform this Agreement by any successor as contemplated in Section 9 hereof.

  (i) IRS. IRS shall mean the Internal Revenue Service.

  (j) Notice of Termination. Any purported termination of the Executive's employment by the Bank for any reason, including without limitation for Cause, Disability or Retirement, or by the Executive for any reason, including without limitation for Good Reason, shall be communicated by written "Notice of Termination" to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a dated notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated, (iii) specifies a Date of Termination, which shall be not less than thirty (30) nor more than ninety (90) days after such Notice of Termination is given, except in the case of the Bank’s termination of Executive's employment for Cause, which shall be effective immediately; and (iv) is given in the manner specified in Section 10 hereof.

  (k) Retirement. "Retirement" shall mean voluntary termination by the Executive in accordance with the Employers' retirement policies, including early retirement, generally applicable to their salaried employees.

  2. Term of Employment.

  (a) The Bank hereby employs the Executive as President and Chief Executive Officer, and the Executive hereby accepts said employment and agrees to render such services to the Bank on the terms and conditions set forth in this Agreement. The term of this Agreement shall be a period of three years commencing as of the date hereof (the "Commencement Date"), subject to earlier termination as provided herein. Beginning on the day which is one year subsequent to the Commencement Date, and on each annual anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then-remaining term, provided that the Bank has given notice to the Executive in writing at least sixty (60) days prior to such day that the term of the Agreement shall be extended further. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms. The Board of Directors of the Bank shall review on a periodic basis (and no less frequently than annually) whether to permit further extensions of the term of this Agreement. As part of such review, the Board of Directors shall consider all relevant factors, including the Executive's performance hereunder, and shall either expressly approve further extensions of the time of this Agreement or decide to provide notice to the contrary.

  (b) During the term of this Agreement, the Executive shall perform such executive services for the Bank as may be consistent with his titles and from time to time assigned to him by the Bank’s Board of Directors.

  3. Compensation and Benefits.

  (a) The Employers shall compensate and pay the Executive for his services during the term of this Agreement at a minimum base salary of $75,000.00 per year ("Base Salary"), which may be increased from time to time in such amounts as may be determined by the Boards of Directors of the Employers and may not be decreased without the Executive's express written consent. In addition to his Base Salary, the Executive shall be entitled to receive during the term of this Agreement such bonus payments as may be determined by the Boards of Directors of the Employers.

  (b) During the term of this Agreement, the Executive shall be entitled to participate in and receive the benefits of any pension or other retirement benefit plan, profit sharing, stock option, employee stock ownership, or other plans, benefits and privileges given to employees and executives of the Employers, to the extent commensurate with his then duties and responsibilities, as fixed by the Boards of Directors of the Employers. The Employers shall not make any changes in such plans, benefits or privileges which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executive officers of the Employers and does not result in a proportionately greater adverse change in the rights of or benefits to the Executive as compared with any other executive officer of the Employers. Nothing paid to the Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to Section 3(a) hereof.

  (c) During the term of this Agreement, the Executive shall be entitled to paid annual vacation in accordance with the policies as established from time to time by the Boards of Directors of the Employers. The Executive shall not be entitled to receive any additional compensation from the Employers for failure to take a vacation, nor shall the Executive be able to accumulate unused vacation time from one year to the next, except to the extent authorized by the Boards of Directors of the Employers.

  (d) In the event the Executive's employment is terminated due to Disability or Retirement, the Employers shall provide continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for the Executive immediately prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

  (e) The Executive's compensation, benefits and expenses shall be paid by the Corporation and the Bank in the same proportion as the time and services actually expended by the Executive on behalf of each respective Employer.

  f) In the event that the Executive’s employment is terminated by the Bank but the Executive remains employed by the Corporation, the Executive shall have no right to compensation pursuant to Section 5(d) of this Agreement due to the Bank’s termination of the Executive’s employment with the Bank. The provisions of this Section 3(f) do not prejudice, adversely affect or in any way impair the rights of the Executive under the Executive’s Employment Agreement with the Corporation.

  4. Expenses. The Bank shall reimburse the Executive or otherwise provide for or pay for all reasonable expenses incurred by the Executive in furtherance of or in connection with the business of the Bank, including, but not by way of limitation, automobile expenses and other traveling expenses, and all reasonable entertainment expenses (whether incurred at the Executive's residence, while traveling or otherwise), subject to such reasonable documentation and other limitations as may be established by the Board of Directors of the Bank. If such expenses are paid in the first instance by the Executive, the Bank shall reimburse the Executive therefor.

  5. Termination.

  (a) The Bank shall have the right, at any time upon prior Notice of Termination, to terminate the Executive's employment hereunder for any reason, including without limitation termination for Cause, Disability or Retirement, and the Executive shall have the right, upon prior Notice of Termination, to terminate his employment hereunder for any reason.

  (b) In the event that (i) the Executive's employment is terminated by the Bank for Cause or (ii) the Executive terminates his employment hereunder other than for Disability, Retirement, death or Good Reason, the Executive shall have no right pursuant to this Agreement to compensation or other benefits for any period after the applicable Date of Termination.

  (c) In the event that the Executive's employment is terminated as a result of Disability, Retirement or the Executive's death during the term of this Agreement, the Executive shall have no right pursuant to this Agreement to compensation or other benefits for any period after the applicable Date of Termination, except as provided for in Section 3(d) hereof.

  (d) In the event that (i) the Executive's employment is terminated by the Bank for other than Cause, Disability, Retirement or the Executive's death or (ii) such employment is terminated by the Executive (a) due to a material breach of this Agreement by the Bank, which breach has not been cured within fifteen (15) days after a written notice of non-compliance has been given by the Executive to the Bank, or (b) for Good Reason, then the Bank shall, subject to the provisions of Section 6 hereof, if applicable

  (A) pay to the Executive, in either thirty-six (36) equal monthly installments beginning with the first business day of the month following the Date of Termination or in a lump sum within five business days of the Date of Termination (at the Executive's election), a cash severance amount equal to three (3) times that portion of the Executive's Average Annual Compensation paid by the Bank, and

  (B) maintain and provide for a period ending at the earlier of (i) the expiration of the remaining term of employment pursuant hereto prior to the Notice of Termination or (ii) the date of the Executive's full-time employment by another employer (provided that the Executive is entitled under the terms of such employment to benefits substantially similar to those described in this subparagraph (B)), at no cost to the Executive, the Executive's continued participation in all group insurance, life insurance, health and accident insurance, disability insurance and other employee benefit plans, programs and arrangements offered by the Bank in which the Executive was entitled to participate immediately prior to the Date of Termination (excluding (x) stock option and restricted stock plans of the Employers, (y) bonuses and other items of cash compensation included in Average Annual Compensation and (z) other benefits, or portions thereof, included in Average Annual Compensation), provided that in the event that the Executive's participation in any plan, program or arrangement as provided in this subparagraph (B) is barred, or during such period any such plan, program or arrangement is discontinued or the benefits thereunder are materially reduced, the Bank shall arrange to provide the Executive with benefits substantially similar to those which the Executive was entitled to receive under such plans, programs and arrangements immediately prior to the Date of Termination.

  6. Limitation of Benefits under Certain Circumstances. If the payments and benefits pursuant to Section 5 hereof, either alone or together with other payments and benefits which the Executive has the right to receive from the Bank, would constitute a "parachute payment" under Section 280G of the Code, the payments and benefits payable by the Bank pursuant to Section 5 hereof shall be reduced, in the manner determined by the Executive, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by the Bank under Section 5 being non-deductible to the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code. The parties hereto agree that the present value of the payments and benefits payable pursuant to this Agreement to the Executive upon termination shall be limited to three times the Executive's Average Annual Compensation. The determination of any reduction in the payments and benefits to be made pursuant to Section 5 shall be based upon the opinion of independent counsel selected by the Bank’s independent public accountants and paid by the Bank. Such counsel shall be reasonably acceptable to the Bank and the Executive; shall promptly prepare the foregoing opinion, but in no event later than thirty (30) days from the Date of Termination; and may use such actuaries as such counsel deems necessary or advisable for the purpose. Nothing contained herein shall result in a reduction of any payments or benefits to which the Executive may be entitled upon termination of employment under any circumstances other than as specified in this Section 6, or a reduction in the payments and benefits specified in Section 5 below zero.

  7. Mitigation; Exclusivity of Benefits.

  (a) The Executive shall not be required to mitigate the amount of any benefits hereunder by seeking other employment or otherwise, nor shall the amount of any such benefits be reduced by any compensation earned by the Executive as a result of employment by another employer after the Date of Termination or otherwise.

  (b) The specific arrangements referred to herein are not intended to exclude any other benefits which may be available to the Executive upon a termination of employment with the Bank pursuant to employee benefit plans of the Bank or otherwise.

  8. Withholding. All payments required to be made by the Bank hereunder to the Executive shall be subject to the withholding of such amounts, if any, relating to tax and other payroll deductions as the Bank may reasonably determine should be withheld pursuant to any applicable law or regulation.

  9. Assignability. The Bank may assign this Agreement and its rights and obligations hereunder in whole, but not in part, to any corporation, bank or other entity with or into which the Bank may hereafter merge or consolidate or to which the Bank may transfer all or substantially all of its assets, if in any such case said corporation, bank or other entity shall by operation of law or expressly in writing assume all obligations of the Bank hereunder as fully as if it had been originally made a party hereto, but may not otherwise assign this Agreement or its rights and obligations hereunder. The Executive may not assign or transfer this Agreement or any rights or obligations hereunder.

  10. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

  To the Employers:
  Boards of Directors
  Globe Bancorp, Inc.
  Globe Homestead Savings Bank
  4051 Veterans Boulevard
  Suite 100
  Metairie, Louisiana 70002

  To the Executive:
  Thomas J. Exnicios
  1844 Colapissa Street
  Metairie, Louisiana 70001

  11. Amendment; Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer or officers as may be specifically designated by the Board of Directors of the Bank to sign on its behalf. No waiver by any party hereto at any time of any breach by any other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

  12. Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the United States where applicable and otherwise by the substantive laws of the State of Louisiana.

  13. Nature of Obligations. Nothing contained herein shall create or require the Bank to create a trust of any kind to fund any benefits which may be payable hereunder, and to the extent that the Executive acquires a right to receive benefits from the Bank hereunder, such right shall be no greater than the right of any unsecured general creditor of the Bank.

  14. Headings. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

  15. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provisions of this Agreement, which shall remain in full force and effect.

  16. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

  17. Regulatory Actions. The following provisions shall be applicable to the parties to the extent that they are required to be included in employment agreements between a savings association and its employees pursuant to Section 563.39(b) of the Regulations Applicable to All Savings Associations, 12 C.F.R. Regulation 563.39(b), or any successor thereto, and shall be controlling in the event of a conflict with any other provision of this Agreement, including without limitation Section 5 hereof.

  (a) If the Executive is suspended from office and/or temporarily prohibited from participating in the conduct of the Employers' affairs pursuant to notice served under Section 8(e)(3) or Section 8(g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. Regulation 1818(e)(3) and 1818(g)(1)), the Employers' obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Employers may, in their discretion: (i) pay the Executive all or part of the compensation withheld while its obligations under this Agreement were suspended, and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

  (b) If the Executive is removed from office and/or permanently prohibited from participating in the conduct of the Employers' affairs by an order issued under Section 8(e)(4) or Section 8(g)(1) of the FDIA (12 U.S.C. Regulation 1818(e)(4) and (g)(1)), all obligations of the Employers under this Agreement shall terminate as of the effective date of the order, but vested rights of the Executive and the Employers as of the date of termination shall not be affected.

  (c) If the Bank is in default, as defined in Section 3(x)(1) of the FDIA (12 U.S.C. Regulation 1813(x)(1)), all obligations under this Agreement shall terminate as of the date of default, but vested rights of the Executive and the Employers as of the date of termination shall not be affected.

  (d) All obligations under this Agreement shall be terminated pursuant to 12 C.F.R. Regulation 563.39(b)(5) (except to the extent that it is determined that continuation of the Agreement for the continued operation of the Employers is necessary): (i) by the Director of the Office of Thrift Supervision ("OTS"), or his/her designee, at the time the Federal Deposit Insurance Corporation ("FDIC") enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA (12 U.S.C. Regulation 1823(c)); or (ii) by the Director of the OTS, or his/her designee, at the time the Director or his/her designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director of the OTS to be in an unsafe or unsound condition, but vested rights of the Executive and the Employers as of the date of termination shall not be affected.

  18. Regulatory Prohibition. Notwithstanding any other provision of this Agreement to the contrary, any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with Section 18(k) of the Federal Deposit Insurance Act (12 U.S.C. Regulation 1828(k)) and the regulations promulgated thereunder, including 12 C.F.R. Part 359.

  19. Payment of Costs and Legal Fees and Reinstatement of Benefits. In the event any dispute or controversy arising under or in connection with the Executive's termination is resolved in favor of the Executive, whether by judgment, arbitration or settlement, the Executive shall be entitled to the payment of (a) all legal fees incurred by the Executive in resolving such dispute or controversy, and (2) any back-pay, including Base Salary, bonuses and any other cash compensation, fringe benefits and any compensation and benefits due to the Executive under this Agreement.

  20. Entire Agreement. This Agreement embodies the entire agreement between the Bank and the Executive with respect to the matters agreed to herein. Effective upon the Commencement Date, any and all prior agreements between the Bank and the Executive with respect to the matters agreed to herein are hereby superseded and shall have no force or effect. Notwithstanding the foregoing, nothing contained in this Agreement shall affect the Employment Agreement between the Corporation and the Executive.

  IN WITNESS WHEREOF, this Agreement has been executed as of the date first above written.

  Attest:                                                                 GLOBE HOMESTEAD SAVINGS BANK

  /s/ Madeleine Richard                                         By:/S/ Michael H. Bagot

  EXECUTIVE

  /S/ Thomas J. Exnicios

  Thomas J. Exnicios

  Exhibit 13.1

  GLOBE BANCORP, INC.
  ANNUAL REPORT
  2001

  CONTENTS

  GLOBE BANCORP, INC.
  4051 Veterans Boulevard, Suite 100
  Metairie, Louisiana 70002
  Phone (504) 887-0057 Fax (504) 887-0065

  To Our Shareholders:

  With the successful completion of the stock conversion of Globe Homestead FSA on July 9, 2001, we are delighted to present our first annual report to the shareholders of Globe Bancorp, Inc.

  2001 saw the transformation of Globe Homestead FSA, established in 1937 as Globe Homestead Association, into Globe Homestead Savings Bank. Our business has historically been based on the origination of residential loans in the one-to-four family sector. While this will continue to be a major emphasis, our conversion to stock form and the proceeds raised in connection with the conversion will enable us to expand our products and services and transform Globe Homestead into a full service community bank.

  At December 31, 2001, total assets amounted to $32.4 million, which represents an increase of $7.6 million or 30.5% compared to total assets of $24.8 million at December 31, 2000. This increase was primarily due to increases in loans receivable and cash and cash equivalents. These increases were funded by increases in deposits and Federal Home Loan Bank advances as we began to leverage the net proceeds from the conversion. We are also pleased to report net income from 2001 of $68,000 from operations.

  Please review this report of our 2001 results and make plans to join us for our first annual shareholders meeting to be held on April 30, 2002. We are excited about the future of Globe Bancorp, Inc. and would like you to share in our enthusiasm. We look forward to seeing you in April.

  Sincerely,

  /s/ Thomas J. Exnicios

  Thomas J. Exnicios
  President and CEO

  SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial and other data of the Company set forth below and on the following page does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.
	At or For the Year Ended December 31,

	2001	2000	1999
	(Dollars in Thousands Except Per Share)
Selected Balance Sheet and Other Data:
Total assets	$32,355	$24,797	$26,050
Cash and cash equivalents (1)	4,425	925	1,972
Securities available for sale	4,094	5,952	7,931
Securities held to maturity	1,989	--	--
Loans receivable, net of allowance for
loan losses (2)	21,217	17,319	15,641
Total deposits	20,767	17,811	18,239
Borrowings	5,492	3,500	3,500
Total stockholders’ equity	5,834	3,273	3,147
Full service offices	1	1	1
Earnings per share	$0.24	Not applicable	Not applicable
Book value per share	$19.18	Not applicable	Not applicable
Dividends paid per share	$0.15	Not applicable	Not applicable

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Selected Operating Data:
Total interest income	$1,774	$1,789	$1,531
Total interest expense	1,196	1,231	960
Net interest income	578	558	571
Provision for loan losses	9	5	8
Net interest income after provision for loan losses	569	553	563
Noninterest income	23	3	5
Noninterest expense	503	462	36
Income before income taxes	89	94	132
Income taxes	21	18	44
Net income	$ 68	$ 76	$ 88

  (Footnotes on following page)

	For the Year Ended December 31,
	2001	2000	1999
Selected Operating Ratios (3):
Performance Ratios:
Return on average assets (4)	0.25%	0.29%	0.38%
Return of average equity (4)	1.52	2.36	2.79
Equity to assets at end of period	18.03	13.20	12.08
Interest rate spread (5)	1.31	1.54	1.86
Net interest margin (5)	2.12	2.19	2.50
Average interest-earning assets to average interest-bearing liabilities	118.51	113.46	115.14
Net interest income after provision for loan losses to total other expenses	113.12	119.70	129.13
Total other expense to average total assets	1.89	1.85	2.07
Efficiency ratio (6)	87.21	86.01	83.38
Asset Quality Ratios:
Non-performing loans to total loans at end of period (7)	0.11	0.11	0.31
Non-performing assets to total assets at end of period (7)	0.07	0.08	0.19
Allowance for loan losses to total loans at end of period	0.48	0.53	0.65
Allowance for loan losses to total non-performing loans at end of period (7)	437.13	492.01	208.35
Capital Ratios (Bank only):
Tangible capital ratio	14.35	13.21	12.26
Core capital ratio	14.35	13.21	12.26
Risk-based capital ratio	36.53	33.68	34.83

  __________________

  (1) Consists of cash and short-term interest-bearing deposits.
  (2) Reflects allowance for loan losses at December 31, 2001, 2000 and 1999 of $101,024, $92,400 and $101,900, respectively.
  (3) With the exception of end of period ratios, all ratios are based on average monthly balances during the periods.
  (4) Return on average assets represents net income as a percentage of average assets. Return on average equity represents net income as a percentage of average equity.
  (5) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets
  (6) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.
  (7) Non-performing loans consist of non-accrual loans 90 days or more delinquent, and non-performing assets consist of non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. The Bank did not have any real estate acquired by foreclosure or deed-in-
  lieu thereof December 31, 2001, 2000 or 1999.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

  FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GLOBE BANCORP, INC.

  General

  Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on noninterest income, provision for loan losses, noninterest expenses and federal income taxes. Globe Bancorp, Inc. had net income of $68,000 in 2001 and $76,000 in 2000.

  Historically, Globe Homestead's business has consisted primarily of originating single-family real estate loans secured by property in its market area. Globe Homestead's loans are primarily funded by deposits. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction and consumer loans. Globe Homestead's loans are primarily funded by certificates of deposit which typically have a higher rate than passbook accounts. The combination of these factors has resulted in historically lower interest rate spreads and returns on equity. Although Globe Homestead may attempt to expand its loan products by emphasizing certain consumer lending, Globe Homestead presently anticipates that its business will continue to primarily consist of originating single-family loans funded by deposits.

  Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

  Our Forward-Looking Statements Are Subject to Change

  We make certain statements in this document as to what we expect may happen in the future. These statements usually contain the words "believe," "estimate," "project," "expect," "anticipate," "intend" or similar expressions. Because these statements look to the future, they are based on our current expectations and beliefs. Actual results or events may differ materially from those reflected in the forward-looking statements. You should be aware that our current expectations and beliefs as to future events are subject to change at any time, and we can give you no assurances that the future events will actually occur.

  Our Exposure to Changes in Interest Rates

  Our ability to maintain net interest income depends upon our ability to earn a higher yield on assets than the rates we pay on our deposits and borrowings. Our interest-earning assets consist primarily of long-term residential mortgage loans, substantial portions of which have fixed rates of interest. Consequently, our ability to maintain a positive spread between the interest earned on assets, the interest paid on deposits, and borrowings can be adversely affected when market rates of interest rise. In addition, we may be particularly susceptible to the risk of rising interest rates since long-term, fixed-rate mortgage loans make up the dominant portion of our interest-earning assets.

  Quantitative Analysis. The Office of Thrift Supervision provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity. Management reviews the quarterly reports from the Office of Thrift Supervision, which show the impact of changing interest rates on net portfolio value. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution has greater than "normal" interest rate risk if it would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. A resulting change in net portfolio value of more than 2.0% of the estimated market value of an institution's assets will require the institution to deduct from its risk-based capital 50% of that excess change, if a rule adopted by the Office of Thrift Supervision takes effect. Under the rule, an institution with greater than "normal" interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. However, the Office of Thrift Supervision has indicated that no institution will be required to deduct capital for interest rate risk until further notice. Because a 200 basis point increase in interest rates would have resulted in Globe Homestead's net portfolio value decreasing by more than 2.0% of the estimated market value of its assets as of December 31, 2001, Globe Homestead would have been subject to a capital deduction of $765,000 as of December 31, 2001 if the regulation had been effective as of such date.

  The following table presents Globe Homestead's net portfolio value as of December 31, 2001 as calculated by the Office of Thrift Supervision, based on information provided to the Office of Thrift Supervision by Globe Homestead.

Change in Interest Rates (basis points)	Estimated Net Portfolio Value	Estimated Net Portfolio Value as a Percentage of Assets	Amount of change	Change as a Percentage of Assets
(Dollars in Thousands)
300	$2,636	09.18%	$(2,375)	(47%)
200	3,381	11.36%	(1,630)	(33%)
100	4,187	13.57%	(824)	(16%)
---	5,011	15.65%	---	---
(100)	5,499	16.74%	489	10%

  Qualitative Analysis. Our ability to maintain a positive "spread" between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Globe Homestead's fixed-rate loans help our profitability if interest rates are stable or declining since these loans have yields that exceed its cost of funds. If interest rates increase, however, Globe Homestead would have to pay more on its deposits and new borrowings, which would adversely affect its interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, Globe Homestead has focused primarily on marketing shorter-term loans, such as consumer loans, purchasing adjustable-rate mortgage-backed securities and lengthening its liabilities by using intermediate term Federal Home Loan Bank advances. Historically, Globe Homestead was able to maintain relatively stable levels of net interest income despite the interest rate risk inherent in its operations. In the future, Globe Homestead will attempt to reduce its potential exposure to interest rate risk by selling long-term fixed rate loans in the secondary market and originating shorter-term consumer loans.

  Changes in Financial Condition

  At December 31, 2001, Globe Bancorp, Inc.'s total assets amounted to $32.4 million, an increase of $7.6 million or 30.5% compared to December 31, 2000. Such increase was primarily due to an increase of $3.5 million or 378.4% in cash and cash equivalents, an increase in securities held to maturity of $2.0 or 100.0% and an increase of $3.9 million or 22.5% in loans receivable. These increase were partially offset a decrease of $1.9 million or 31.2% in securities available for sale. Total liabilities increased $5.0 million or 23.2% to $26.5 million at December 31, 2001 from $21.5 million at December 31, 2000 due to a $3.0 million or 16.6% increase in deposits and a $2.0 million or 56.9% increase in Federal Home Loan Bank advances. At December 31, 2001, total stockholders' equity amounted to $5.8 million or 18.0% of total assets compared to $3.3 million or 13.2% of total assets at December 31, 2000. This increase in assets and liabilities was primarily due to net proceeds of approximately $2.7 million related to the stock conversion, as well as the related leveraging of such capital.

  Average Balances, Net Interest Income and Yields Earned and Rates Paid. The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the total dollar amount of interest expense on average interest-bearing liabilities and the resultant rates, and the net interest margin. The tables do not reflect any effect of income taxes. All average balances are based on average monthly balances during the periods. Globe Homestead does not believe that the monthly averages differ significantly from what the daily averages would be. Non-accruing loans are included in the table for purposes of the average balance and average yield calculations.
	Year Ended December 31,
	2001			2000
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$ 18,573	$ 1,354	7.29%	$ 16,439	$ 1,191	7.24%
Investment securities	4,713	282	5.98%	7,943	523	6.58%
Other interest-earning assets (1)	3,917	138	6.52%	1,121	75	6.69%
Total interest-earning assets	27,203	1,774	6.52%	25,503	1,789	7.01%
Non-interest-earning assets	513			473
Total assets	$ 27,716			$ 25,976
Interest-bearing liabilities:
Passbook accounts	$ 2,499	$ 78	3.12%	$ 2,272	$ 662	2.90%
Certificates of Deposit	16,281	889	5.46%	15,778	878	5.56%
Federal Home Loan Bank advances	3,961	225	5.68%	4,427	287	6.48%
Other interest-bearing liabilities (2)	213	4	1.88%	--	--	--%
Total interest-bearing liabilities	22,954	1,196	5.21%	22,477	1,231	5.48%
Non-interest-bearing liabilities	496			303
Total liabilities	23,450			22,780
Total stockholders' equity	4,479			3,196
Total liabilities and stockholders' equity	$ 27,929			$ 25,976
Net average interest-earning assets	$ 4,249			$ 3,026
Net interest income: interest rate spread (3)		$ 578	1.31%		$ 558	1.54%
Net interest margin (4)			2.12%			2.19%
Average interest-earning assets to average interest-bearing liabilities			118.51%			113.46%

  ________________

  (1) Includes interest-bearing demand deposits and Federal Home Loan Bank stock.

  (2) Includes retained earnings and accumulated other comprehensive income (loss).
  (3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities
  (4) Net interest margin is net interest income divided by average interest-earning assets.

  Rate/Volume Analysis. The following tables describe the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Globe Homestead's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31, 2001 vs. 2000 (Dollars in Thousands)
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans receivable, net	$ 7	$ 156	$ 163
Investment securities	(44)	(197)	(241)
Other interest-earning assets	(50)	113	63
Total interest-earning assets	$ (87)	$ 72	$ 15
Interest-bearing liabilities:
Passbook accounts	$ 5	$ 7	$ 12
Certificates of Deposit	(17)	28	11
Federal Home Loan Bank advances	(34)	(28)	(62)
Other	--	4	4
Total interest-bearing liabilities	(46)	11	(35)
(Decrease) Increase in net interest income	$ (41)	$ 61	$ 20

	Year Ended December 31, 2000 vs. 1999 (Dollars in Thousands)
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans receivable, net	$ (8)	$ 111	$ 103
Investment securities	55	109	164
Other interest-earning assets	25	(34)	(9)
Total interest-earning assets	$ 72	$ 186	$ 258

Interest-bearing liabilities:
Passbook accounts	$ 3	$ (1)	$ 2
Certificates of Deposit	81	(7)	74
Federal Home Loan Bank advances	14	181	195
Total interest-bearing liabilities	$ 98	$ 173	$ 271
(Decrease) Increase in net interest income	$ (26)	$ 13	$ (13)

  Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

  General. The Company reported net income of $68,000 and $76,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in net income in 2001, of $8,000 or 9.68%, was primarily due to an increase in noninterest expenses and income tax expense, partially offset by an increase in net interest income and an increase in noninterest income.

  Interest Income. Interest income decreased $16,000 or 0.9% to $1,774,000 in 2001 compared to $1,790,000 in 2000, due to a decrease in interest income on investment securities. The average yield on loans receivable increased slightly to 7.29% for 2001 compared to 7.24% in 2000. The decrease in interest income on investment securities of $241,000 or 46.1% was due to both a decrease in the average balance of such assets and a decrease in the average yield. The average balance of investment securities decreased to $4.7 million in 2001 compared to $7.9 million in 2000 as a result of $3.5 million of sales of securities during 2001. The average yield decreased to 5.98% in 2001 compared to 6.58% in 2000 as a result of the downward adjustment of Company's securities reflecting a decrease in general market rates. The increase in interest income on loans receivable of $163,000 or 13.7% was due to an increase in the average balance of such assets from $16.4 million in 2000 to $18.6 million in 2001 as a result of $8.0 million of loan originations during 2001. Such originations primarily consisted of long-term, fixed rate, one-to-four family loans.

  Interest Expense. Interest expense decreased $35,000 or 2.8% to $1,196,000 in 2001 compared to $1,231,000 in 2000. This decrease was due to a decrease in interest expense on Federal Home Loan Bank advances. Interest expense on Federal Home Loan Bank advances decreased $63,000 or 21.9% due to a decrease in the average rate to 5.68% in 2001 compared to 6.48% in 2000 and a decrease in the average balance of such liabilities to $4.0 million in 2001 compared to $4.4 million in 2000. An advance of $2.0 million was made in the latter part of 2001 to fund the purchase of securities held to maturity. Interest expense on deposits increased $24,000 or 2.5% in 2001 primarily due to an increase in the average balance of deposits partially offset by a decrease in the average rate paid on certificates of deposit from 5.56% in 2000 to 5.46% in 2001. The decrease in the average rate reflects a decrease in general market rates.

  Net Interest Income.   Net interest income amounted to $578,000 in 2001 compared to $558,000 in 2000. This slight increase of $20,000 was due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 118.51% in 2001 compared to 113.46% in 2000 partially offset by a decrease in the interest rate spread from 1.54% to 1.31% during the same period. The net interest margin was 2.12% in 2001 compared to 2.19% in 2000.

  Provision for Loan Losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on Globe Homestead's past loan loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current economic conditions and known, probable and reasonably estimable losses inherent in the loan portfolio.

  Uncollectible interest on loans that are contractually past due is charged-off or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

  The provision for loan losses amounted to $9,000 in 2001 and $5,000 in 2000. At December 31, 2001, the allowance for loan losses as a percent of total loans outstanding and total non-performing loans was 0.48% and 437.13%, respectively, compared to 0.53% and 492.01%, respectively, at December 31, 2000.

  Globe Homestead increased loans by $3.9 million from December 31, 2000 to December 31, 2001. Globe Homestead is a lender primarily in the one-to-four family residential market and the growth was substantially all in this area. One-to-four family real estate loans generally have less risk exposure due to the nature of the collateral and therefore Globe Homestead's chargeoffs have been minor in the last two years. Further, Globe Homestead's allowance at December 31, 2001 substantially exceeds our historical annual net losses on our loan portfolio.

  Noninterest Income. Noninterest income, consisting of service charges, net realized gain on sale of securities available for sale and income on foreclosed real estate, amounted to $23,000 in 2001 and $3,000 in 2000. The increase in 2001 was due to an increase of $18,000 in net realized gain on sale of securities available for sale and an increase of $3,000 in income on foreclosed real estate.

  Noninterest Expenses. Noninterest expenses amounted to $503,000 in 2001, an increase of $41,000 or 8.9% compared to $462,000 for 2000. This increase was primarily due to increases of $35,000 or 14.4% in salaries and employee benefits and $23,000 or 163.8% in professional fees, partially offset by decreases of $6,000 or 14.1% in service bureau expense, $5,000 or 24.7% in office expense and $4,000 or 100.0% in net loss on sale of securities available for sale. The increase in salaries and employee benefits was due to normal salary and merit increases and the implementation of the ESOP. The increase in professional fees was due to the increase in reporting requirements as a result of the stock conversion. The decrease in service bureau expense was primarily due to a decrease in expenses of networking for the computer system. The decrease in office expense was due to cost cutting measures.

  Income Tax Expense. Income tax expense amounted to $21,000 and $18,000 in 2001 and 2000, respectively, resulting in effective tax rates of 23.4% and 19.6%, respectively. The higher effective tax rate in 2001 was due primarily to higher other expenses.

  Liquidity and Capital Resources

  The Bank’s average liquidity ratio is based on a percentage of deposits and short-term borrowings and was approximately 42.3% during the fourth quarter of 2001. The Bank actively manages its liquidity position. In addition to funds provided by operations, the Bank’s primary sources of funds are inflows of savings deposits and principal repayments on loans and on investment securities. Additionally, the Bank has the ability to borrow funds from the Federal Home Loan Bank of Dallas. Our primary investing activities are the origination of loans and the purchase of investment securities.

  The Bank’s cash and cash equivalents amounted to $4.4 million at December 31, 2001, an increase $3.5 million or 378.4% compared to $925,000 at December 31, 2000. The increase in cash and cash equivalents was primarily due to the net stock conversion proceeds of $2.5 million. Additional funds were provided by a $3.0 million or 16.6% increase in deposits and a $2.0 million or 56.9% increase in Federal Home Loan Bank advances. Funds were used for loan originations. Loans receivable amounted to $21.2 at December 31, 2001, an increased of $3.9 million or 22.5% compared to $17.3 million at December 31, 2000.

  At December 31, 2001, Globe Homestead had outstanding commitments to originate $479,000 of loans. In addition, as of December 31, 2001, the total amount of certificates of deposit which were scheduled to mature in the following twelve months were $12.9 million. Globe Homestead believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changed interest rate environments. If Globe Homestead requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

  The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At December 31, 2001, the Bank exceeded each of its capital requirements with ratios of 14.35%, 14.35% and 36.53%, respectively.

  Impact of Inflation and Changing Prices

  The financial statements and related financial data presented herein regarding Globe Homestead have been prepared in accordance with accounting principles generally accepted in the United States, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Globe Homestead's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Globe Homestead's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

  Recent Accounting Standards

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, effective for business combinations initiated after June 30, 2001. This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement are to be accounted for using the purchase method. As the Company has not been involved in a business combination initiated after June 30, 2001, the adoption of this accounting standard did not have an effect on the Company's financial condition or results of operations.

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The adoption of this accounting standard is not expected to have a material effect on the Company's financial condition or results of operations.

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this accounting standard is not expected to have a material effect on the Company's financial condition or results of operations.

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The adoption of this accounting standard is not expected to have a material effect on the Company's financial condition or results of operations.

  ROTH MURPHY SANFORD L.L.P.
  CERTIFIED PUBLIC ACCOUNTANTS
  228 St. Charles Avenue Suite 1122
  New Orleans, Louisiana 70130
  Telephone (504) 522-0792
  Facsimile (504) 524-5235

  Independent Auditor's Report

  To the Stockholders and Board of Directors
  Globe Bancorp, Inc.
  Metairie, Louisiana

  We have audited the accompanying consolidated statements of financial condition of Globe Bancorp, Inc. and its wholly-owned subsidiary, Globe Homestead Savings Bank, as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globe Bancorp, Inc. and its wholly-owned subsidiary, Globe Homestead Savings Bank, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

  /s/ Roth Murphy Sanford L.L.P.
  January 18, 2002

  Globe Bancorp, Inc. and Subsidiary
  Consolidated Statement of Financial Condition
  December 31, 2001 and 2000
	2001	2000
Assets
Cash	$ 166,500	$ 93,972
Interest bearing deposits	379,253	81,130
Federal funds sold	3,879,681	750,000
Total cash and cash equivalents	4,425,434	925,102
Securities available for sale (Note B)	4,094,480	5,951,667
Securities held to maturity (Note B)	1,988,661	-
Loans receivable, net (Note C)	21,216,530	17,318,780
Accrued interest receivable (Note D)	124,036	124,636
Federal Home Loan Bank stock, restricted, at cost	309,200	296,900
Prepaid expenses and other assets	112,792	81,429
Premises and equipment, net (Note E)	83,997	98,333
Total assets	$ 32,355,130	$ 24,796,847
	==============	==============
Liabilities and Stockholders' Equity
Deposits (Note F)	$ 20,766,537	$ 17,810,933
Federal Home Loan Bank advances (Note H)	5,492,312	3,500,000
Advances from borrowers for taxes and insurance	152,497	131,768
Accrued expenses and other liabilities	110,215	80,800
Total liabilities	26,521,561	21,523,501
Commitments and contingencies (Notes G, J, L, N, and O)

Preferred stock, $.01 par value; 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 3,000,000 shares authorized, 304,175 shares issued and outstanding	3,042	-
Additional paid-in capital	2,721,753	-
Retained earnings, substantially restricted (Note L)	3,302,976	3,276,703
Accumulated other comprehensive income (loss)	30,998	(3,357)
Unearned compensation (Note I)	(225,200)	-
Total stockholders' equity	5,833,569	3,273,346
Total liabilities and stockholders' equity	$ 32,355,130	$ 24,796,847
	===========	===========

  The accompanying notes are an integral part of these consolidated financial statements.

  Globe Bancorp, Inc. and Subsidiary
  Consolidated Statements of Income
  Years Ended December 31, 2001, 2000, and 1999
	2001	2000	1999
Interest income:
Loans receivable	$ 1,354,464	$ 1,191,390	$ 1,088,180
Securities available for sale	268,148	522,677	358,985
Securities held to maturity	13,499	-	-
Other interest earning assets	137,543	75,440	84,286
Total interest income	1,773,654	1,789,507	1,531,451
Interest expense:
Deposits (Note F)	967,352	943,769	867,886
Federal Home Loan Bank advances	224,605	287,637	92,322
Other	4,368	-	-
Total interest expense	1,196,325	1,231,406	960,208
Net interest income	577,329	558,101	571,243
Provision for loan losses (Note C)	8,624	5,323	8,235
Net interest income after provision for loan losses	568,705	552,778	563,008
Noninterest income:
Net realized gain on sales of securities available for sale	17,678	-	-
Income on foreclosed real estate	2,864	-	-
Service charges	2,947	3,012	4,989
Total noninterest income	23,489	3,012	4,988
Noninterest expenses:
Salaries and employee benefits	276,171	241,439	235,080
Occupancy expense (Note J)	87,047	86,060	70,809
Professional fees	37,466	14,200	13,218
Service bureau expense	33,600	39,126	27,179
General insurance	19,430	18,346	18,809
Office expense	16,408	21,786	20,354
SAIF deposit insurance premium and examination fees	12,053	12,329	18,632
Loss on sale of loan	1,158	-	-
Net realized loss on sales of securities available for sale (Note B)	-	3,566	1,898
Loss and expenses on foreclosed real estate	-	1,719	2,559
Other	19,782	23,239	28,060
Total noninterest expenses	503,115	461,810	436,598

  The accompanying notes are integral part of these consolidated financial statements.

  Globe Bancorp, Inc. and Subsidiary
  Consolidated Statements of Income
  Years Ended December 31, 2001, 2000, and 1999

  (Continued)
Income before income taxes	89,079	93,980	131,399
Income tax expense (Note G)	20,830	18,419	43,889
Net income	$ 68,249	$ 75,561	$ 87,510
	============	============	============
Earnings per share:
Basic earnings per share	$ .24	$ -	$ -
	============	============	============
Diluted earnings per share	$ .24	$ -	$ -
	============	============	============

  The accompanying notes are integral part of these consolidated financial statements.

  Globe Bancorp, Inc. and Subsidiary
  Consolidated Statements of Changes in Stockholders' Equity
  Years Ended December 31, 2001, 2000 and 1999

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders' Equity
Balances, January 1, 1999	$ -	$ -	$ -	$3,113,632	$ 18,169	$ -	$3,131,801
Comprehensive income:
Net income				87,510			87,510
Other comprehensive (loss) net of tax:
Change in unrealized gain on securities available for sale, net of tax of $36,945					(71,717)		(71,717)
Plus: reclassification adjustment, net of tax of $284					(552)		(552)
Other comprehensive (loss)							(72,269)
Total comprehensive income							15,241
	------------	------------	--------------	----------------	--------------------	------------------	--------------
Balances, December 31, 1999	--	-	-	3,201,142	(54,100)	-	3,147,042
Comprehensive income:
Net income				75,561			75,561
Other comprehensive income, net of tax:
Change in unrealized loss on securities available for sale, net of tax of $28,656					55,628		55,628
Less: reclassification adjustment, net of tax of $2,517					(4,885)		(4,885)
Other comprehensive income							50,743
Total comprehensive income							126,304
	------------	------------	--------------	---------------	--------------------	------------------	--------------
Balances, December 31, 2000	-	-	-	3,276,703	(3,357)	-	3,273,346
Issuance of common stock, net		3,042	2,719,486				2,722,528
Contribution to ESOP			2,267			18,140	20,407
Acquisition of unearned ESOP shares						(243,340)	(243,340)
Dividends paid				(41,976)			(41,976)
Comprehensive income:
Net income				68,249			68,249
Other comprehensive income, net of tax:
Change in unrealized loss on securities available for sale, net of tax of $17,320					33,620		33,620
Plus: reclassification adjustment, net of tax of $378					735		735
Other comprehensive income							34,355
Total comprehensive income							102,604
	-----------	-----------	-------------	----------------	--------------------	------------------	--------------
Balances, December 31, 2001	$ -	$ 3,042	$2,721,753	$ 3,302,976	$ 30,998	$ (225,200)	$5,833,569
	=======	=======	========	==========	============	==========	=========

  The accompanying notes are an integral part of these consolidated financial statements.

  Globe Bancorp, Inc. and Subsidiary
  Consolidated Statements of Cash Flows
  Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income	$ 68,249	$ 75,561	$ 87,510
Adjustments to reconcile net income to net cash provided by operating activities:
Premium and discount amortization on securities	16,488	4,609	20,165
Contributions to ESOP	20,407	-	-
(Accretion) of deferred loan fees net of amortized costs	(8,195)	(968)	(6,728)
Capitalization of loan origination costs	(23,223)	(19,103)	(15,740)
Loan fees received	22,083	17,003	31,053
Loss on sale of loan	1,158	-	-
Net (gain) loss on sales of securities available for sale	(17,678)	3,566	1,898
Loan charge-off	-	(14,819)	-
Provision for loan losses	8,624	5,323	8,235
Depreciation and amortization	18,813	18,320	18,339
Federal Home Loan Bank stock dividends	(12,300)	(21,900)	(11,300)
Decrease (increase) in accrued interest receivable	600	(6,213)	(34,002)
(Increase) decrease in prepaid expenses and other assets	(31,363)	(17,141)	20,861
Increase (decrease) in other liabilities	11,719	(45)	2,808

Net cash provided by operating activities	75,382	44,193	123,099
Cash flows from investing activities:
Loan originations	(8,003,245)	(4,355,184)	(4,117,800)
Principal repayments on loans	3,989,226	2,690,004	2,095,539
Proceeds from sale of loan	115,823	-	-
Loans purchased	-	-	(546,397)
Purchases of securities available for sale	(3,522,393)	(5,117,473)	(3,562,739)
Purchases of securities held to maturity	(2,006,450)	-	-
Proceeds from sales of securities available for sale	3,527,858	4,275,206	1,965,760
Principal repayments on securities available for sale	1,905,045	1,916,562	1,925,849
Principal repayments on securities held to maturity	17,708	-	-
Purchases of Federal Home Loan Bank stock	-	(59,100)	-
Additions to equipment and leasehold improvements	(4,477)	(9,663)	(10,626)
Net cash (used in) investing activities	(3,980,905)	(659,648)	(2,250,414)
The accompanying notes are an integral part of these consolidated financial statements.

  Globe Bancorp, Inc. and Subsidiary
  Consolidated Statements of Cash Flows
  Years Ended December 31, 2001, 2000, and 1999
  (Continued)

	2001	2000	1999
Cash flows from financing activities:
Net increase (decrease) in deposit accounts	2,955,604	(427,640)	(181,419)
Net increase in Federal Home Loan Bank advances	1,992,312	-	2,500,000
Net increase (decrease) in advances from borrowers for taxes and insurance	20,729	(3,582)	5,058
Net proceed from issuance of common stock	2,479,186	-	-
Dividends paid	(41,976)	-	-
Net cash provided (used) by financing activities	7,405,855	(431,222)	2,323,639
Net increase (decrease) in cash and cash equivalents	3,500,332	(1,406,677)	196,324
Cash and cash equivalents at beginning of year	925,102	1,971,779	1,775,455
Cash and cash equivalents at end of year	$ 4,425,434	$ 925,102	$ 1,971,779
	==========	==========	==========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits	$ 319,576	$ 324,875	$ 313,290
	==========	==========	==========
Interest on Federal Home Loan Bank advances	$ 214,800	$ 289,855	$ 79,924
	==========	==========	==========
Income taxes	$ 15,000	$ 10,000	$ 40,000
	==========	==========	==========
Noncash disclosures:
Decrease (increase) in unrealized loss on securities available for sale	$ 52,053	$ 76,882	$ (109,498)
(Decrease) increase in deferred tax on unrealized loss on securities available for sale	(17,698)	(26,139)	37,229
Decrease (increase) in unrealized loss on securities available for sale included in the accompanying consolidated statements of equity	$ 34,355	$ 50,743	$ (73,269)
	==========	==========	==========
Change in due to broker for Federal Home Loan Bank note traded in 1999 and settled in 2000	$ -	$ (974,060)	$ 974,060
	==========	==========	==========

  The accompanying notes are an integral part of these consolidated financial statements.

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
  Years Ended December 31, 2001, 2000, and 1999

  A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

  Basis of presentation and nature of operations

  The consolidated financial statements include the accounts of Globe Bancorp, Inc. (the Company) and its wholly owned subsidiary, Globe Homestead Savings Bank (the Bank). In July 2001, the subsidiary changed its name from Globe Homestead Federal Savings Association (the Association) to Globe Homestead Savings Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

  On March 12, 2001, the Association incorporated Globe Bancorp, Inc. to facilitate the conversion of the Bank from mutual to stock form. In connection with the conversion, the Company offered its common stock to the depositors of the Bank as of specified dates and to an employee stock ownership plan. Upon consummation of the conversion on July 9, 2001, all of the Bank's outstanding common stock was issued to the Company, and the Company became the holding company for the Bank.

  The Company filed a Form SB-2 with the Securities and Exchange Commission (the SEC) on March 16, 2001, which as amended was declared effective by the SEC on May 14, 2001. The Bank filed a Form AC with the Office of Thrift Supervision (the OTS) on March 15, 2001. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by a letter dated May 10, 2001. The Company also filed an Application H(e)1-S with the OTS on April 9, 2001, which was conditionally approved by the OTS by a letter dated May 10, 2001. The subscription and community offerings closed on June 21, 2001, and after the subscription period expired, the members of the Bank approved the plan of conversion at a special meeting held on June 26, 2001.

  The conversion was accounted for under the pooling of interest method of accounting. The Company sold 304,175 shares of common stock in the subscription offering, 24,334 shares of which were acquired by its Employee Stock Ownership Plan (the ESOP). Costs associated with the conversion amounted to $319,224 in 2001.

  The Company is a holding company whose most significant asset is its ownership of all of the common stock of the Bank, and therefore, nearly all activities for the consolidated entity are carried out by the Bank. The Bank provides a variety of financial services to individuals in the metropolitan New Orleans area through its single office in Metairie, Louisiana. The Association's primary lending products are single-family residential loans. The Association's primary deposit products are passbooks and certificates of deposit.

  Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses and valuation of foreclosed real estate. In connection with the determination of the allowance for loan losses and valuation of foreclosed real estate, management obtains independent appraisals for significant properties.

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
  (Continued)

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS - Continued

  Loans receivable consists mainly of loans to homeowners. The loans are secured by first mortgages on the homes of the borrowers and are expected to be repaid from the cash flow of the borrower. Any decline in the real estate values and economic conditions of the metropolitan New Orleans area could affect the borrower's ability to repay the loan and cause a decline in the value of the asset securing the loan.

  While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance or changes in valuation may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and valuation of foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance or changes to the valuation based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses and valuation of foreclosed real estate will change materially in the near term.

  Cash equivalents

  Cash equivalents of $4,258,934 and $831,130 at December 31, 2001 and 2000, consisted of federal funds sold and interest bearing deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  Securities

  Securities are classified in three categories at the time of purchase and accounted for as follows:

  Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

  Securities that are bought and held by the Company primarily for the purpose of selling them in the near future are classified as trading securities and reported at fair value. Unrealized gains and losses are included in earnings. The Company had no trading securities at December 31, 2001 or 2000.

  Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are reported at fair value. Unrealized gains and losses, net of income tax, are excluded from earnings and reported as a separate component of equity until realized.

  Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

  Gains and losses on the sale of securities available for sale are determined using the specific identification method.

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
   (Continued)

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS - Continued

    Loans receivable

    Loans receivable, that management has the intent and ability to hold until maturity or payoff, are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan origination fees and discounts.

    Discounts on first mortgage loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

    The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current economic conditions and known, probable, and reasonably estimable losses inherent in the loan portfolio.

    A loan is impaired when full payment under the loan terms is not expected. Residential mortgage loans are considered to be a group of smaller balance homogeneous loans and are collectively evaluated for impairment. They are not subject to the measurement criteria of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.

    Uncollectible interest on loans that are contractually past due is charged off or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

    Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for actual prepayments. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

    Foreclosed real estate

    Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are carried at the lower of fair value minus estimated costs to sell or cost which becomes the property's new basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

    Globe Bancorp, Inc. and Subsidiary
    Notes to Consolidated Financial Statements
    (Continued)

    A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS - Continued

    Federal Home Loan Bank stock

    The Bank is a member of the FHLB of Dallas. As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas equal to at least 1% of its aggregate unpaid residential mortgage loans. The Bank complies with this requirement. FHLB stock is redeemable at par value at the discretion of the FHLB of Dallas and is used to collateralize FHLB advances. The stock is carried at cost, which approximates market.

    Premises and equipment

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation for furniture, fixtures and equipment is computed by the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases (84 to 114 months).

    Income taxes

    Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes in the period of enactment. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred income taxes on temporary differences arising from differences between the amount of taxable income and pre-tax financial income and between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

    The principal items resulting in deferred taxes are loan fees and costs, provision for loan losses, FHLB stock dividends, depreciation and amortization, and the unrealized gain or loss on securities available for sale.

    Earnings per common share

    Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account.

    Advertising

    The Company expenses the costs of advertising as incurred. Advertising expense was $11,078, $12,006, and $12,546 for the years ended December 31, 2001, 2000, and 1999, respectively.

    Globe Bancorp, Inc. and Subsidiary
    Notes to Consolidated Financial Statements
    (Continued)

    A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS - Continued

    Derivative financial instruments

    All derivative financial instruments issued by the Company are issued for purposes other than trading. In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

    Reclassifications

    Certain reclassifications have been made to the 2000 and 1999 financial statements in order to conform to the classifications adopted for reporting in 2001.

    Recent accounting pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, effective for business combinations initiated after June 30, 2001. This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement are to be accounted for using the purchase method. As the Company has not been involved in a business combination initiated after June 30, 2001, the adoption of this accounting standard did not have an effect on the Company's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The adoption of this accounting standard is not expected to have a material effect on the Company's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this accounting standard is not expected to have a material effect on the Company's financial condition or results of operations.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The adoption of this accounting standard is not expected to have a material effect on the Company's financial condition or results of operations.

    Globe Bancorp, Inc. and Subsidiary
    Notes to Consolidated Financial Statements
    (Continued)

    B. SECURITIES

    The carrying amounts and estimated fair values of securities are summarized as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
December 31, 2001: Mortgage-backed securities	$ 2,575,118	$ 56,395	$ -	$ 2,631,513
U.S. agency securities	1,472,396	-	(9,429)	1,462,967
Total	$ 4,047,514	$ 56,395	$ (9,429)	$ 4,094,480
	============	============	============	============
December 31, 2000: Mortgage-backed securities	$ 5,956,754	$ 31,412	$ (36,499)	$ 5,951,667
	============	============	============	============
Held to maturity:
December 31, 2001: Mortgage-backed securities	$ 1,988,661	$ -	$ (53,398)	$ 1,935,263
	============	============	============	============
December 31, 2000: Mortgage-backed securities	$ -	$ -	$ -	$ -
	============	============	============	============

    During 2001, 2000, and 1999, the Company sold certain securities available for sale for total proceeds of $3,527,858, $4,275,206, and $1,965,760, respectively, resulting in gross realized gains of $24,844, $8,666, and $869, respectively, and gross realized losses of $7,166, $12,232, and $2,767, respectively.

    At December 31, 2001 and 2000, the Association had no outstanding commitments to purchase or sell securities.

    The scheduled contractual maturities of securities at December 31, 2001, are as follows:
	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$ 26,299	$ 26,738
Due from one year to five years	1,472,395	1,462,967
Due from five years to ten years	-	-
Due after ten years	2,548,820	2,604,775
	$ 4,047,514	$ 4,094,480
	=============	=============

    Globe Bancorp, Inc. and Subsidiary
    Notes to Consolidated Financial Statements
    (Continued)

    SECURITIES - Continued
	Amortized Cost	Fair Value
Held to maturity:
Due in one year or less	$ -	$ -
Due from one year to five years	-	-
Due from five years to ten years	-	-
Due after ten years	1,988,661	1,935,263
	$ 1,988,661	$ 1,935,263
	=============	=============

  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  C. LOANS RECEIVABLE

  Loans receivable at December 31 are summarized as follows:
	2001	2000
First mortgage loans:
Secured by one-to-four family residences	$ 20,195,712	$ 16,855,352
Construction	-	210,000
Unadvanced loan funds	-	(25,431)
Secured by other properties	641,312	206,837
	20,837,027	17,246,758
Less net deferred loan origination fees	(24,383)	(34,294)
Total first mortgage loans	20,812,644	17,212,464
Home equity line of credit	186,938	116,625
Savings account loans	303,369	37,121
SBA loans	14,603	44,970
Less allowance for loan losses	(101.024)	(92,400)
	$ 21,216,530	$ 17,318,780
	=============	=============

  Activity in the allowance for loan losses is summarized as follows for the years ended December 31:
	2001	2000

Balance at beginning of year	$ 92,400	$ 101,896
Provision for loan losses	8,624	5,323
Charge-offs	-	(14,819)
Balance at end of year	$ 101,024	$ 92,400
	========	========

  The Bank is not committed to lend additional funds to debtors whose loans have been modified.

  At December 31, 2001 and 2000, the Bank had no outstanding commitments to purchase or sell loans.

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
   (Continued)

  D. ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable at December 31 is summarized as follows:
	2001	2000
Securities available for sale	$ 22,594	$ 39,788
Securities held to maturity	9,912	-
Loans receivable	92,529	86,654
Reserve for uncollected interest - loans receivable	(999)	(1,806)
	$ 124,036	$ 124,636
	============	=============

  E. PREMISES AND EQUIPMENT

  Premises and equipment at December 31 are summarized as follows:
	2001	2000
Leasehold improvements	$ 115,862	$ 114,112
Furniture, fixtures and equipment	39,251	44,360
	155,113	158,472
Less accumulated depreciation and amortization	(71,116)	(60,139)
	$ 83,997	$ 98,333
	=============	=============

  F. DEPOSITS

  Deposits at December 31 are summarized as follows:

	Weighted average interest rate
	2001	2000	2001	2000
Passbooks	2.55%	3.10%	$ 3,230,786	$ 2,147,315
Certificates of deposit	4.66%	5.97%	17,535,751	15,663,618
	4.33%	5.63%	$ 20,766,537	$ 17,810,933
			===========	===========
At December 31, 2001, scheduled maturities of certificates of deposit are as follows:
	2002		$ 12,897,661
	2003		2,599,786
	2004		1,493,054
	2005		452,211
	2006		93,039
			$ 17,535,751
			===========

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
   (Continued)

  F. DEPOSITS - Continued

  Interest expense on deposits for the years ended December 31 is summarized as follows:
	2001	2000	1999
Passbooks	$ 78,439	$ 65,608	$ 64,069
Certificates of deposit	888,913	878,161	803,817
	$ 967,352	$ 943,769	$ 867,886
	=============	=============	=============

  The aggregate amount of certificates of deposit with a minimum denomination of $100,000 or more was approximately $3,118,000 and $1,488,000 at December 31, 2001 and 2000, respectively.

  G. INCOME TAXES

  The Association had qualified under provisions of the Internal Revenue Code, which permitted a special bad debt deduction from taxable income based on a percentage of taxable income, or on specified experience formulas. Because of the bad debt deductions, retained earnings at December 31, 2001 and 2000, includes accumulated earnings of approximately $350,000 on which federal income taxes have not been provided. If, in the future, the Bank no longer complies with the regulations this would be included in taxable income.

  Income tax expense for the years ended December 31 is summarized as follows:
	2001	2000	1999
Currently payable:
Federal	$ 17,876	$ 8,494	$ 40,781
State	147	-	-
Deferred	2,807	9,925	3,108
	$ 20,830	$ 18,419	$ 43,889
	=============	=============	=============

  The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows:
	2001	2000	1999
Tax at statutory rate (34%)	$ 30,287	$ 31,953	$ 44,676
Increase (decrease) in taxes resulting from:
Surtax exemption	(11,750)	(11,750)	(10,180)
Nondeductible expenses	545	1,093	5,407
Other, net	1,748	(2,877)	3,986
Income tax expense	$ 20,830	$ 18,419	$ 43,889
	=============	=============	=============
Effective tax rate	23.4%	19.6%	33.4%

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
  (Continued)

  G. INCOME TAXES - Continued

  At December 31 the net deferred income tax asset (liability) is summarized as follows:
	2001	2000
Deferred tax assets:	$ 3,714	$ 4,835
Accumulated depreciation and amortization	1,029	-
Unrealized loss on securities available for sale	-	1,730
Other	1,539	1,755
Total deferred tax assets	6,282	8,320
Deferred tax liabilities:
FHLB stock dividends	(33,193)	(29,236)
Unrealized gain on securities available for sale	(15,968)	-
Accumulated depreciation and amortization	-	(1,458)
Total deferred tax liabilities	(49,161)	(30,694)
Valuation allowance	-	-
	$ (42,879)	$ (22,374)
	=========	=========

  The net deferred income tax liability at December 31, 2001 and 2000, has been included in the liability classification, "Accrued expenses and other liabilities."

  H. ADVANCES FROM THE FEDERAL HOME LOAN BANK

  At December 31, 2001 and 2000, the Company had outstanding advances from the FHLB of $5,492,312 and $3,500,000 at fixed rates. The rates at December 31, 2001, ranged from 4.675% to 7.034%. At December 31, 2001, the scheduled maturities of the advances were as follows:

2002	$ 2,594,622
2003	1,099,142
2004	103,877
2005	108,839
2006	114,037
Thereafter	1,471,795
$ 5,492,312
==========

  Pursuant to an Advances, Specific Collateral Pledge and Security Agreement with the FHLB, the advances are secured by a blanket floating lien on qualifying first mortgage loans.

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
   (Continued)

  I. EMPLOYEE STOCK OWNERSHIP PLAN

  The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Bank. The Company contributes to the ESOP to fund the ESOP's debt service. All dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its note payable. The note payable is being repaid based on a fifteen-year amortization schedule, and the shares are being released for allocation to active employees annually over the fifteen-year period. The note payable requires fifteen equal annual payments including principal and interest (8.5%).

  The Company accounts for the ESOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is recorded as a debt of the Bank and the shares pledged as collateral are deducted from stockholders' equity as unearned compensation in the accompanying consolidated statements of financial condition. The Company's loan asset and the Bank's debt liability eliminates in consolidation. As shares are released from collateral, the Company reports compensation expense equal to the average fair value of the shares and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recoded as a reduction of debt. The ESOP was established in 2001; ESOP compensation expense was $20,407 for the year ended December 31, 2001.

  The ESOP shares as of December 31, 2001, were as follows:

Allocated shares	-
Shares released for allocation	1,622
Unreleased shares	22,712
Total ESOP shares	24,334
======
Fair value of unreleased shares	$ 255,510
=========

  J. COMMITMENTS

  In the normal course of business, the Company incurs various commitments and contingent liabilities that are not reflected in the financial statements (Note M).

  The Company operates in a leased facility. The lease expires in December 2002. The Company has three (3) five (5) year options to renew the lease at the then current market rate. The minimum rental payment under the terms of the lease at December 31, 2001 are $53,831.

  Rental expense under the operating lease amounted to $53,831, $53,831, and $41,677 in 2001, 2000, and 1999, respectively, and is included in occupancy expense.

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
   (Continued)

  K. RELATED PARTY TRANSACTIONS

  Certain officers and directors (including their immediate families) were customers of the Bank in the ordinary course of business. Loans to related parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility at the time of the transactions.

Beginning balance at January 1, 2001	$ 1,047,186
Loan originations	168,121
Principal repayments	(435,555)
Ending balance at December 31, 2001	$ 779,752
==========

  Directors had $85,491 of unfunded home equity line of credit commitments at December 31, 2001. Deposits for the officers and directors totaled $533,438 at December 31, 2001. Two of the directors are owners of an insurance agency through which the Bank obtains its insurance coverage. The Association paid $30,771, $7,001, and $18,836 to this agency in 2001, 2000, and 1999, respectively.

  The same individual serves as the President and Chief Executive Officer of both the Company and the Bank under separate employment contracts. Each contract is for a three year term ending December 18, 2004, and covers primarily compensation and termination.

  L. REGULATORY MATTERS

  The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OTS. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

  As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Bank's prompt corrective action category.

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
   (Continued)

  L. REGULATORY MATTERS - Continued
	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001
Total risk-based capital (to risk-weighted assets)	$4,580,771	36.53%	$1,003,127	>8.00%	$1,253,908	>10.00%
Tier I capital (to risk -weighted assets)	$4,479,747	35.73%	$ 501,533	>4.00%	$ 752,345	> 6.00%
Tier I capital (to adjusted total assets)	$4,479,747	14.35%	$1,250,026	>4.00%	$1,562,533	> 5.00%
December 31, 2000
Total risk-based capital (to risk-weighted assets)	$3,369,103	33.68%	$ 800,168	>8.00%	$1,000,210	>10.00%
Tier I capital (to risk -weighted assets)	$3,276,703	32.76%	$ 400,084	>4.00%	$ 600,126	> 6.00%
Tier I capital (to adjusted total assets)	$3,276,703	13.21%	$ 991,874	>4.00%	$1,239,842	> 5.00%

  Tangible capital and risk-based capital are calculated as follows:
	2001	2000
GAAP capital	$ 4,512,923	$ 3,273,346
Accumulated other comprehensive (income) loss	(33,176)	3,357
Tangible capital	4,479,747	3,276,703
Allowance for loan losses	101,024	92,400
Risk-based capital (regulatory capital)	$ 4,580,771	$ 3,369,103
	==========	==========

  At December 31, 2001 and 2000, the Bank met the tangible capital requirement of 1.50% of total assets. At December 31, 2001 and 2000, the Bank's tangible capital was $4,479,747 or 14.35% of total assets and $3,276,703 or 13.21% of adjusted total assets.

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
  (Continued)

  L. REGULATORY MATTERS - Continued

  In accordance with OTS regulations, at the time that the Bank converted from mutual to stock form, the Bank established a liquidation account with an initial balance equal to the Bank's total equity as of the date of the latest balance sheet appearing in the prospectus, December 31, 2000 ($3,276,703). The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that the eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, and in only such an event, each account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends or repurchase its common stock if such dividends or repurchases would reduce its equity below applicable regulatory capital requirements or the required liquidation account amount. At December 31, 2001, the balance of the liquidation account was $2,214,153.

  Under current OTS regulations, limitations have been imposed on all capital distributions by savings institutions, including cash dividends, stock repurchases, and other transactions charged to the capital account. Generally, an institution which is well capitalized both before and after the distribution may, after notifying the OTS, make capital distributions in any year equal to the sum of the institution's net income for the current year and its retained net income for the preceding two years, less any capital distributions already made in the current year. Distributions of greater amounts and distributions by institutions not well capitalized would require an application to the OTS. OTS regulations also restrict stock repurchases during the first year following the conversion unless certain criteria are satisfied.

  M. EARNINGS PER SHARE

  The following components used to calculate earnings per share (EPS) are as follows for years ended December 31:
	2001	2000	1999
Numerator:
Net income	$ 68,249	$ 75,561	$ 87,510
Effect of dilutive securities	-	-	-
Numerator for diluted EPS	$ 68,249	$ 75,561	$ 87,510
	=======	=======	=======
Denominator:
Weighted average common shares outstanding	280,100	N/A	N/A
Effect of dilutive stock options	-	N/A	N/A
Denominator for diluted EPS	280,100	N/A	N/A
	=======	=======	=======
Earnings per share:
Basic	$ .24	N/A	N/A
	=======	=======	=======
Diluted	$ .24	N/A	N/A
	=======	=======	=======

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
  (Continued)

  N. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  The Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments are commitments to extend credit. The instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition.

  The Bank's exposure to credit loss, if the other party to the financial instrument for commitments to extend credit does not perform, is the contractual amount of those instruments. The Bank uses the same credit policies in making commitments that it does for on-balance sheet instruments.

  At December 31, 2001 and 2000, the Bank had loan commitments of $479,250 at a fixed rate of 6.82% and $359,500 at a fixed rate of 7.5%. At December 31, 2001 and 2000, the Bank had unfunded commitments under home equity lines of credit of $243,058 at a variable rate of 4.75% and $188,373 at a variable rate of 7.0%.

  Commitments to extend credit are agreements to lend to a customer if there is no violation of any contract conditions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer's credit request separately and determines and obtains the amount of collateral needed when credit is extended. Collateral includes real estate.

  O. CONCENTRATION OF CREDIT RISK

  The Company maintained cash accounts at various financial institutions during 2001 and 2000. The Bank Insurance Fund (BIF) provides insurance coverage only up to $100,000 in the aggregate at each institution; in the event of a failure of an institution, the BIF is not obligated to pay uninsured deposits. At various times in 2001 and 2000, the Company had funds on deposit at these institutions, which were in excess of the insured amount. Deposits at the Federal Home Loan Bank are not subject to insurance coverage.

  P. RETIREMENT PLAN

  Until establishment of the ESOP in 2001, the Bank maintained a SIMPLE pension plan. Contributions to the SIMPLE pension plan, included in salaries and employee benefits, amounted to $3,652 and $5,152 in 2001 and 2000, respectively. The Bank was required to match up to 3% of the employee’s compensation. The pension plan was terminated in September 2001.

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
  (Continued)

  Q. FINANCIAL INSTRUMENTS

  Accounting principles generally accepted in the United States require disclosure of fair value information about financial instruments for which it is practicable to estimate fair value, whether or not the financial instruments are recognized in the financial statements. When quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated through comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from these disclosure requirements. Further, the disclosures do not include estimated fair values for items which are not financial instruments but which represent significant value to the Company, such as core deposit intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

  The carrying amount of cash and cash equivalents approximates the estimated fair value of these financial instruments. The estimated fair value of securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The estimated fair value of interest-bearing deposits and debt is based on present values using applicable risk-adjusted spreads to the appropriate yield curve to approximate current interest rates applicable to each category of these financial instruments.

  Variances between the carrying amount and the estimated fair value of loans reflect both credit risk and interest rate risk. The Company is protected against changes in credit risk by the reserve for loan losses, which totaled $101,024 and $92,400 at December 31, 2001 and 2000, respectively. For commitments to extend credit, the fair value considers the difference between current levels of interest rates and the committed rates along with the remaining terms and creditworthiness of the counter parties.

  The fair value estimates presented are based on information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been revalued for purposes of these consolidated financial statements since those dates. Therefore, current estimates of fair value may differ significantly from the amounts presented.

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$4,425,434	$ 4,425,434	$ 925,102	$ 925,102
Securities available for sale	4,094,480	4,094,480	5,951,667	5,951,667
Securities held to maturity	1,988,661	1,935,263	-	-
Loans receivable, net	21,216,530	21,585,546	17,318,780	17,327,592
LIABILITIES
Deposits	$20,766,537	$21,114,529	$17,810,933	$17,898,580
Federal Home Loan Bank Advances	5,492,312	5,445,238	3,500,000	3,505,600
OFF BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS (1):
Commitments to extend credit	$ 479,250	$ 5,000	$ 359,500	$ 7,500

  (1) The amounts shown under the "carrying amount" represents the contract amount.

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
  (Continued)

  R. PARENT COMPANY FINANCIAL STATEMENTS

  The financial statements for Globe Bancorp, Inc. (parent company only) are presented below. Globe Bancorp, Inc. was incorporated on March 12, 2001.

  Globe Bancorp, Inc. and Subsidiary
  Consolidated Statement of Financial Condition
  December 31, 2001 and 2000
2001
Assets
Cash	$ 8,312
Federal funds sold	604,853
Total cash and cash equivalents	613,165
Securities available for sale	486,562
Note receivable from ESOP	225,199
Accrued interest receivable	2,450
Federal Home Loan Bank stock, restricted, at cost	7,416
Prepaid expenses and other assets	4,512,923
Total assets	$ 5,847,715
==============
Liabilities and Stockholders' Equity
Accounts payable	$ 14,146
Total liabilities	14,146
Preferred stock	-
Common stock	3,042
Additional paid-in capital	2,496,553
Retained earnings	3,336,152
Accumulated other comprehensive (loss)	(2,178)
Total stockholders' equity	5,833,569
Total liabilities and stockholders' equity	$ 5,847,715
==============

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
  (Continued)

  R. PARENT COMPANY FINANCIAL STATEMENTS - Continued

  Globe Bancorp, Inc.
  Statement of Income
  For the Period from Inception (March 12, 2001) to December 31, 2001

Income:
Interest on federal funds sold	$ 14,128
Interest on ESOP note receivable	9,974
Interest on securities available for sale	1,826
Equity in undistributed net income
of subsidiary	64,713
Total income	90,641
Expense:
Professional fees	17,410
Compensation expense	3,650
Office expense	319
Other	242
Total expense	21,621
Income before income taxes	69,020
Income tax expense	771
Net income	$ 68,249
=========

  Globe Bancorp, Inc.
  Statement of Cash Flows

  For the Period from Inception (March 12, 2001) to December 31, 2001

Cash flows from operating activities:
Net income	$ 68,249
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(64,713)
Other, net	5,252
Net cash provided by operating activities	8,788
Cash flows from investing activities:
Purchases of securities available for sale	(489,712)
Investment in subsidiary	(1,361,263)
Net cash used in investing activities	(1,850,975)

  Globe Bancorp, Inc. and Subsidiary
  Notes to Consolidated Financial Statements
  (Continued)

  R. PARENT COMPANY FINANCIAL STATEMENTS - Continued

Cash flows from financing activities:
Proceeds from issuance of common stock	2,497,328
Dividends paid	(41,976)
Net cash provided by financing activities	2,455,352
Net increase in cash and cash equivalents	613,165
Cash and cash equivalents at
beginning of period	-
Cash and cash equivalents at end of year	$ 613,165
=========

  GLOBE HOMESTEAD SAVINGS BANK
DIRECTORS	OFFICERS	OFFICE LOCATION
Michael H. Bagot	Thomas J. Exnicios	4051 Veterans Boulevard, Suite 100
Chairman	President	Metairie, Louisiana 70002
Albert E. Briede, III	Mae H. Leaveau
Director	Vice President	STAFF
Thomas J. Exnicios	Saxon J. Toca, III	Joseph McCarthy, III
Director	Secretary-Treasurer	Pamela C. Sawaya
John L. Gohres, Jr.	Madeleine B. Richard
Director	Loan Officer

Robert J. Gohres
Director
Mae H. Leaveau
Director
Madeleine B. Richard
Director
Saxon J. Toca, III
Director

  GLOBE BANCORP, INC.
DIRECTORS	OFFICERS	OFFICE LOCATION
Michael H. Bagot	Thomas J. Exnicios	4051 Veterans Boulevard, Suite 100
Chairman	President	Metairie, Louisiana 70002Suite 100
Albert E. Briede, III	Mae H. Leaveau
Director	Vice President
Thomas J. Exnicios	Saxon J. Toca, III	Transfer Agent and Registrar
Director	Secretary-Treasurer	Registrar and Transfer Company
John L. Gohres, Jr.		10 Commerce Drive
Director		Cranford, New Jersey 07016
Robert J. Gohres		Information Requests
Director		Request for copies of Form
Mae H. Leaveau		10-QSB or Form 10-KSB should
Director		be made to:
Madeleine B. Richard		Thomas J. Exnicios
Director		Globe Bancorp, Inc.
Saxon J. Toca, III		4051 Veterans Blvd., Suite 100
Director		Metairie, LA 70002

  Stock Information

  The company's stock is traded on the OTC Bulletin Board under the symbol GLBP. The following table presents information regarding the trading range of the Company's shares of common stock since July 9, 2001.
	From July 9, 2001 to December 31, 2001
	High	Low	Dividend
Quarter Ended:
September 30	$11.50	$10.55	$ --
December 31	$11.45	$11.00	$0.15