Form 10QSB
period 2002-03-31
GLOBE BANCORP INC
filed 2002-05-09
CIK 1136645

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of May 9, 2002: 304,175

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

GLOBE BANCORP, INC.
Form 10 - QSB
Quarter Ended March 31, 2002
PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

		Page
Item 1	Financial Statements
	Consolidated Statements of Financial Condition at March 31, 2002
	(Unaudited) and December 31, 2001	3
	Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months ended March 31, 2002 and 2001	4
	Consolidated Statements of Changes in Equity (Unaudited) for the Three
	Months Ended March 31, 2002 and 2001	6
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months
	Ended March 31, 2002 and 2001	7
	Notes to Consolidated Financial Statements	8
Item 2	Management's Discussion and Analysis or Plan of Operation	10
	PART II - OTHER INFORMATION
Item 1	Legal Proceedings	14
Item 2	Changes in Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Submission of Matters to a Vote of Security Holders	14
Item 5	Other Information	14
Item 6	Exhibits and Reports on Form 8-K	14
Signatures		14

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2002 AND DECEMBER 31, 2001

	MARCH	DECEMBER
	31, 2002	31, 2001
	(Unaudited)
ASSETS
Cash	$ 206,184	$ 166,500
Interest-bearing deposits	252,641	379,253
Federal funds sold	4,078,384	3,879,681
Total cash and cash equivalents	4,537,209	4,425,434
Securities available for sale	2,240,174	4,094,480
Securities held to maturity	3,410,778	1,988,661
Trading account securities	978,749	-
Loans receivable, net	21,175,282	21,216,530
Accrued interest receivable	152,575	124,036
Federal Home Loan Bank stock, restricted, at cost	346,700	309,200
Prepaid expenses and other assets	120,496	112,792
Premises and equipment, net	79,963	83,997
Total assets	$33,041,926	$32,355,130
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$21,578,844	$20,766,537
Federal Home Loan Bank advances	5,369,069	5,492,312
Advances from borrowers for taxes and insurance	94,794	152,497
Accrued expenses and other liabilities	130,953	110,215
Total liabilities	27,173,660	26,521,561
Preferred stock - $.01 par value, 500,000 shares
authorized, none issued	-	-
Common stock - $.01 par value, 3,000,000 shares
authorized, 304,175 shares issued and
outstanding at March 31, 2002	3,042	3,042
Additional paid-in capital	2,721,753	2,721,753
Retained earnings, substantially restricted	3,344,373	3,302,976
Accumulated other comprehensive income	24,298	30,998
Unearned compensation	(225,200)	(225,200)
Total stockholders' equity	5,868,266	5,833,569
Total liabilities and stockholders' equity	$33,041,926	$32,355,130
	=========	=========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2002 and 2001

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Loans receivable, primarily first mortgage loans	$379,109	$317,787
Securities available for sale	44,232	85,970
Securities held to maturity	38,447	-
Trading account securities	2,437	-
Other interest earning assets	21,280	23,676
Total interest income	485,505	427,433
INTEREST EXPENSE:
Deposits	215,930	244,606
Federal Home Loan Bank advances	71,793	51,963
Total interest expense	287,723	296,569
Net interest income	197,782	130,864
Provision for (recovery of) loan losses	(1,024)	1,324
Net interest income after provision for (recovery of) loan losses	198,806	129,540
NONINTEREST INCOME:
Service charges	659	709
Net realized gain on sales of securities available for sale	15,326	7,234
Total noninterest income	15,985	7,943
NONINTEREST EXPENSES:
Salaries and employee benefits	67,001	61,079
Occupancy expense	21,052	21,826
Data processing expense	12,085	8,122
Stationery, printing and supplies	5,737	2,844
General insurance	4,638	4,947
Professional fees	14,404	4,306
SAIF deposit insurance and examination fees	3,338	3,100
Loss on trading account securities	9,883	-
Real estate and share taxes	13,075	525
Other	9,558	8,115
Total noninterest expense	160,771	114,864
Income before income taxes	54,020	22,619
Income tax expense (benefit)	12,623	5,299
NET INCOME	$ 41,397	$ 17,320
	======	======
Basic earnings per common share	$0.15	N/A
	====	====
Diluted earnings per common share	$0.15	N/A
	====	====

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2002 and 2001

Three Months Ended
	March 31, 2002	March 31, 2001
	(Unaudited)	(Unaudited)

NET INCOME	$ 41,397	$ 17,320

COMPREHENSIVE INCOME
Other comprehensive income (loss)
Unrealized gain (loss) on investments securities available for sale, net of deferred tax expense (benefit) and reclassification adjustment for gains	(6,700)	21,769

COMPREHENSIVE INCOME	$ 34,697	$ 39,089
	======	======

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(UNAUDITED)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation	Total Equity
Balance, January 1, 2001	$ -	$ -	$ -	$3,276,703	$ (3,357)	$ -	$3,273,346
Net income		-	-	17,320	-	-	17,320
Other comprehensive income, net of tax
Unrealized gain on securities	-	-	-	-	21,769	-	21,769
Balance, March 31, 2001	$ -	$ -	$ -	$3,297,023	$ 18,412	$ -	$3,312,435
	====	=======	=========	=========	=========	========	========
Balance, January 1, 2002	$ -	$ 3,042	$2,721,753	$3,302,976	$ 30,998	$ (225,200)	$5,833,569
Net income		-	-	41,397	-	-	41,397
Other comprehensive income, net of tax
Unrealized (losses) on securities	-	-	-	-	(6,700)	-	(6,700)
Balance, March 31, 2002	$ -	$ 3,042	$2,721,753	$3,344,373	$ 24,298	$ (225,200)	$5,868,266
	====	======	=======	=========	=========	========	========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 and 2001

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$ 41,397	$ 17,320
Adjustments to reconcile net income to net cash
provided by operating activities;
Premium and discount amortization on securities	3,013	4,087
(Accretion) on loans	(1,599)	(110)
Capitalization of loan origination costs	(3,092)	(1,180)
Loan fees received	1,906	-
Net (gain) loss on sales of securities available for sale	(15,326)	(7,234)
(Recovery of) provision for loan losses	(1,024)	1,324
Depreciation and amortization	4,034	4,704
Federal Home Loan Bank stock dividends	(2,400)	(4,100)
Loss on trading account securities	9,883	-
(Increase) decrease in accrued interest receivable	(28,538)	7,937
(Increase) in prepaid expenses and other assets	(7,705)	(63,563)
Increase (decrease) in other liabilities	24,190	(19,842)
Net cash provided by operating activities	24,739	(60,657)
Cash flows from investing activities:
Loan originations	(495,382)	(465,349)
Principal repayments on loans	540,439	322,952
Purchases of securities available for sale	(497,300)	-
Proceeds from sales of securities available for sale	1,985,288	986,577
Principal repayments on securities available for sale	369,407	503,169
Purchases of Federal Home Loan Bank stock	(35,100)	-
Purchases of securities held to maturity	(1,478,525)	-
Principal repayments on securities held to maturity	55,482	-
Purchase of trading account securities	(988,634)	-
Additions to equipment and leasehold improvements	-	(4,478)
Net cash (used in) provided by investing activities	(544,325)	1,342,871
Cash flows from financing activities:
Net increase (decrease) in deposit accounts	812,307	(259,561)
Net (decrease) in Federal Home Loan Bank advances	(123,243)	-
Net (decrease) in advances from borrowers
for taxes and insurance	(57,703)	(52,069)
Net cash provided by (used in) financing activities	631,361	(311,630)
Net increase in cash and cash equivalents	111,775	970,584
Cash and cash equivalents at beginning of the period	4,425,434	925,102
Cash and cash equivalents at end of period	$4,537,209	$1,895,686
	=========	========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

Note 1 - Basis of Presentation -

The accompanying consolidated financial statements at March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 include the accounts of Globe Bancorp, Inc. (the Company) and its wholly owned subsidiary, Globe Homestead Savings Bank (the Bank). Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

On March 12, 2001, the Bank incorporated Globe Bancorp, Inc. to facilitate the conversion of the Bank from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors of the Bank as of specified dates and to an employee stock ownership plan. Upon consummation of the Conversion on July 9, 2001, all of the Bank's outstanding common stock was issued to the Company; the Company became the holding company for the Bank and the Company issued 304,175 shares of common stock.

The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on March 16, 2001, which as amended was declared effective by the SEC on May 14, 2001. The Bank filed a Form AC with the Office of Thrift Supervision ("OTS") on March 15, 2001. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by a letter dated May 10, 2001. The Company also filed an Application H-(e) 1-S with the OTS on April 9, 2001, which was conditionally approved by the OTS by a letter dated May 10, 2001. The members of the Bank approved the Plan at a special meeting held on June 26, 2001, and the subscription and community offerings closed on June 21, 2001.

The Conversion was accounted for under the pooling of interest method of accounting. In the Conversion, the Company issued 304,175 shares of common stock, 24,334 shares of which were acquired by its Employee Stock Ownership Plan, and the Bank issued 100 shares of $.01 par value common stock to the Company.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

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

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares released. The Bank has accrued $3,000 of ESOP expense through March 31, 2002.

GLOBE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

The ESOP shares as of March 31, 2002 were as follows:
Allocated shares	1,622
Shares released for allocation	0
Unreleased shares	22,712
Total ESOP shares	24,334
	=====
Fair value of unreleased shares	$284,351	(1)
	=======

______________
(1) Based on market price on March 31, 2002.

Note 3 - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, which were 281,463 for the three period ended March 31, 2002. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including the effect of diluted securities, which was 281,463 for the three month period ended March 31, 2002.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion compares the consolidated financial condition of Globe Bancorp, Inc. and Subsidiary at March 31, 2002 to December 31, 2001 and the results of operations for the three month period ended March 31, 2002 with the same period in 2001. Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Globe Bancorp, Inc. is the holding company for the Bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary, the Bank. Historically, the Company's business has consisted primarily of originating single-family real estate loans secured by property in its market area. The Company's loans are primarily funded by certificates of deposit, which typically have higher rates than transaction accounts. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction and consumer loans. The combination of these factors has resulted in historically lower interest rate spreads and returns on equity. Although the Company may attempt to expand its loan products by emphasizing certain consumer lending, Globe Bancorp, Inc. presently anticipates that its business will continue to primarily consist of originating single-family loans funded primarily by deposits.

Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

Total assets increased by $687,000 or 2.12% from December 31, 2001 to March 31, 2002. The increase was primarily due to increases of $1,422,000 in securities held to maturity, $979,000 in trading account securities and $112,000 in cash and cash equivalents. These increases were partially offset by a decrease of $1,854,000 in securities available for sale. The Bank purchased mortgage-backed securities to offset decreased loan demand during the first quarter. The increase in cash and cash equivalents was primarily due to normal operating activities.

Total classified assets decreased $23,000 from December 31, 2001 to March 31, 2002. The Bank did not have any classified assets on March 31, 2002.

Deposits increased by $812,000 or 3.91% from December 31, 2001 to March 31, 2002. The increase was made up entirely by increases in interest-bearing deposits.

Total stockholders' equity increased by $35,000 or 0.59% in the first three months of 2002. Equity was increased by net income of $41,000 and decreased by a $7,000 reduction in accumulated other comprehensive income during the period. Stockholders' equity at March 31, 2002 totaled $5,868,000 compared to equity of $5,834,000 at December 31, 2001.

Liquidity and Capital Resources

In the past, the Bank was required under federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings due in one year or less. At March 31, 2002, the Bank's liquidity was 28.79% or $5,692,000 in excess of the prior minimum OTS requirement. In March 2001, the OTS issued an interim rule that removed the requirement that savings institutions maintain an average daily balance of 4.0% of its liquidity base. The proposed rules require all savings institutions and service corporations to maintain sufficient liquidity to ensure their safe and sound operations.

At March 31, 2002, the Bank had outstanding commitments to originate $1,256,000 of loans (excluding undisbursed portions of loans). In addition, as of March 31, 2002, the total amount of certificates of deposit and Federal Home Loan Bank advances that were scheduled to mature in the following twelve months were $12,796,000 and $1,353,000, respectively. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At March 31, 2002, the Bank exceeded each of its capital requirements with ratios of 14.13%, 14.13% and 31.69%, respectively.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income increased by $24,000 or 139.01% in the quarter ended March 31, 2002 compared to the respective period in 2001. The increase in net income for the three-month period was primarily due to an increase in net interest income that was offset by increases in noninterest expenses and income tax expense.

Interest income increased $58,000 or 13.59% for the quarter ended March 31, 2002 over the comparable 2001 period. This was primarily due to an increase in income from loans receivable and was partially offset by a decrease in income from other interest earning assets. The increase in interest income on loans receivable of $61,000 or 19.30% for the quarter ended March 31, 2002 was due to an increase in the average balance of such assets which was partially offset by a decrease in the yield on such assets. The average balance of loans receivable increased to $21,268,000 for the three months ended March 31, 2002 compared to $17,368,000 for the three months ended March 31, 2001. This increase in loans receivable was attributable to the origination of $8,000,000 in loans, offset by $4,300,000 in repayments and loan sales. The average yield decreased to 7.13% at March 31, 2002, compared to 7.32% at March 31, 2001 reflecting the declining interest rate environment. The decrease in interest income on other interest earning assets of $2,000 or 10.12% for the quarter ended March 31, 2002 was due to a decrease in short-term interest rates that caused the average yield on other interest earning assets to decrease from 5.22% for the three months ended March 31, 2001 to 1.74% for the three months ended March 31, 2002. The average balance of such assets increased from $1,764,000 at March 31, 2001 to $4,828,000 at March 31, 2002. Interest income on investment securities was unchanged for the quarter ended March 31, 2002.

&#Interest expense decreased $9,000 or 2.98% in the quarter ended March 31, 2002 compared to the comparable 2001 period. The decrease was primarily due to a decrease in interest on deposits. The decrease in interest on deposits was partially offset by an increase in interest expense on Federal Home Loan Bank advances. Interest expense on deposits decreased $29,000 or 11.72% for the quarter ended March 31, 2002 primarily due to a decrease in the average rate paid on deposits from 5.54% for the three months ended March 31, 2001 to 4.11% for the three months ended March 31, 2002. Such decrease reflects the declining interest rate environment. Interest expense on Federal Home Loan Bank advances increased $20,000 or 38.16% for the quarter ended March 31, 2002 due primarily to an increase in the average balance of such liabilities from $3,500,000 for the three months ended March 31, 2001 to $5,431,000 for the three months ended March 31, 2002. This increase in the average balance was due to new advances in the latter part of 2001 and early 2002 to fund the purchase of investment securities in furtherance of the Bank's desire to leverage the capital raised in the conversion. A decline in short-term interest rates caused the average rate paid on Federal Home Loan Bank advances to decrease from 5.94% for the three months ended March 31, 2001 to 5.30% for the three months ended March 31, 2002.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income increased $67,000 or 51.14% in the quarter ended March 31, 2002 over the comparable 2001 period. This was primarily due to the increase in the interest rate spread and the increase in the ratio of average interest-earning assets to average interest-bearing liabilities. The interest rate spread increased to 1.70% for the three months ended March 31, 2002, from 1.44% for the three months ended March 31, 2001. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 121.32% for the three months ended March 31, 2002, compared to 114.35% for the three months ended March 31, 2001. The net interest margin was 3.51% for the quarter ended March 31, 2002, compared to 4.28% for the quarter ended March 31, 2001.

The recovery of loan losses was $1,024 for the three months ended March 31, 2002, compared to a provision of $1,324 for the same period in 2001. At March 31, 2002, the Bank did not have any non-accruing loans, a decrease of $19,000 or 100.00% compared to March 31, 2001. The allowance for loan losses amounted to $100,000 at March 31, 2002, representing 0.47% of the total loans outstanding. The allowance for loan losses decreased $1,000 for the three-months ended March 31, 2002. The Bank believes its allowance for loan losses was sufficient as of March 31, 2002.

Non-interest income increased $8,000 or 101.24% for the quarter ended March 31, 2002 compared to the respective period in 2001. The increase for the quarter ended March 31, 2002 was attributable to an increase in gain on sale of securities available for sale.

Non-interest expenses increased $46,000 or 39.97% in the quarter ended March 31, 2002 as compared to the respective period in 2001. The increase was primarily due to an increase of $13,000 in real estate and share taxes, $10,000 in loss on trading account securities, $10,000 in professional fees and $6,000 in salaries and employee benefits. The increases were partially offset by a decrease of $1,000 or 3.54% in occupancy expense. The increase in salaries and employee benefits was due to the hiring of an additional staff member and the accrual of expenses relating to the ESOP. The increase in professional fees was due to the additional reporting requirements of a public company. The increase in real estate and share taxes was a result of additional taxes due to the status of the Bank as a stock corporation. This tax will be an ongoing expense.

Income tax expense increased in the quarter ending March 31, 2002 due to an increase in income before income taxes, compared to the same period in 2001.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein regarding the Company have been prepared in accordance with U.S. generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

GLOBE BANCORP, INC.
Form 10-QSB
Quarter Ended March 31, 2002

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

               (b) Reports on Form 8-K:
                     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                            GLOBE BANCORP, INC.
                                                                                                                            Registrant

Date: May 9, 2002                                                                                                  By:/s/ Thomas J. Exnicios
                                                                                                                            Thomas J. Exnicios
                                                                                                                             President, Chief Executive Officer and
                                                                                                                             Chief Financial Officer