Form 10QSB
period 2002-06-30
GLOBE BANCORP INC
filed 2002-08-12
CIK 1136645

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of August 12, 2002: 304,175

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

GLOBE BANCORP, INC.
Form 10 - QSB
Quarter Ended June 30, 2002
PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 Item 2

Financial Statements

Consolidated Statements of Financial Condition at June 30, 2002 (Unaudited)
and December 31, 2001

Consolidated Statements of Income and Comprehensive Income (Unaudited)
for the Three and Six Months ended June 30, 2002 and 2001

Consolidated Statements of Changes in Equity (Unaudited) for the Six
Months ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows (Unaudited) for the Six Months
ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Page 3 4 6 7 8 10
Item 1 Item 2 Item 3 Item 4 Item 5 Item 6 Signatures Exhibit 99.1

PART II - OTHER INFORMATION

Legal Proceedings

Changes in Securities and Use of Proceeds

Defaults Upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits and Reports on Form 8-K

Certification of Chief Executive Officer and Chief Financial Officer

15 15 15 15 15 15 15 16

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2002 AND DECEMBER 31, 2001

JUNE 30, 2002 (Unaudited)	DECEMBER 31, 2001

ASSETS
Cash
Interest-bearing deposits
Federal funds sold
Total cash and cash equivalents
Securities available for sale
Securities held to maturity
Loans receivable, net
Accrued interest receivable
Federal Home Loan Bank stock, restricted, at cost
Prepaid expenses and other assets
Premises and equipment, net

Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Federal Home Loan Bank advances
Advances from borrowers for taxes and insurance
Accrued expenses and other liabilities

Total liabilities

Preferred stock - $.01 par value, 500,000 shares
     authorized, none issued
Common stock - $.01 par value, 3,000,000 shares
     authorized, 304,175 shares issued and outstanding
     at June 30, 2002
Additional paid-in capital
Retained earnings, substantially restricted
Accumulated other comprehensive income
Unearned compensation

Total stockholders' equity
Total liabilities and stockholders' equity

$      39,531
275,308
4,400,488
4,715,327
1,579,077
3,283,979
23,104,442
142,276
349,200
154,648
124,645

$33,453,594
=========

$21,985,200
5,282,100
128,156
179,148

  27,574,604

-

3,042
2,721,753
3,356,815
22,580
     (225,200)

    5,878,990
$33,453,594
=========

$      166,500
379,253
3,879,681
4,425,434
4,094,480
1,988,661
21,216,530
124,036
309,200
112,792
83,997

$32,355,130
=========

$20,766,537
5,492,312
152,497
110,215

  26,521,561

-

3,042
2,721,753
3,302,976
30,998
     (225,200)

    5,833,569
$32,355,130
=========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2002 and 2001
                Six Months Ended June 30, 2002 and 2001
Three Months Ended		Six Months Ended
June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)	June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)

INTEREST INCOME:
Loans receivable, primarily first mortgage loans
Securities available for sale
Securities held to maturity
Trading account securities
Other interest earning assets
     Total interest income
INTEREST EXPENSE:
Deposits
Federal Home Loan Bank advances
Other

Total interest expense
Net interest income
Provision for (recovery of) loan losses
Net interest income after provision for (recovery of)
 loan losses
NONINTEREST INCOME:
Service charges
Net realized gain on sales of securities available
 for sale
Gain on trading account securities
Gain and income on foreclosed real estate
Total noninterest income
NONINTEREST EXPENSES:
Salaries and employee benefits
Occupancy expense
Data processing expense
Stationery, printing and supplies
General insurance
Professional fees
SAIF deposit insurance and examination fees
Real estate and share taxes
Other
     Total noninterest expense
Income before income taxes
Income tax expense

     NET INCOME

Basic earnings per common share

Diluted earnings per common share

$394,623
30,394
47,235
5,521
    20,213
  497,986

210,620
65,719
              -

 276,339
221,647
    -

 221,647

703

4,701
18,398
    -
   23,802

76,594
24,696
10,710
6,369
4,638
14,770
3,353
13,075
     1,143
 155,348
90,101
    32,032

$ 58,069
=======
$0.21
====
$0.21
====

$325,260
71,311
-
-
    27,867
  424,438

244,157
50,978
     2,492

 297,627
126,811
    (290)

 127,101

1,000

-
-
2,865
    3,865

66,262
22,140
7,495
3,559
4,781
4,750
3,056
525
     511
 113,079
17,887
     2,860

$ 15,027
=======
N/A
===
N/A
===

$773,733
74,625
85,682
7,958
    41,494
  983,492

426,550
137,512
              -

 564,062
419,430
   (1,024)

 420,454

1,362

20,028
8,515
    -
   29,905

143,596
45,749
22,794
12,106
9,276
29,175
6,691
26,150
     10,702
  306,239
144,120
    44,655

$ 99,465
=======
$0.35
====
$0.35
====

$643,048
157,281
-
-
    51,542
  851,871

488,763
102,941
     2,492

 594,196
257,675
    1,034

 256,641

1,709

7,234
-
    2,865
   11,808

127,341
43,966
15,617
6,403
9,728
9,056
6,156
1,050
     8,626
 227,943
40,506
     8,159

$ 32,347
=======
N/A
===
N/A
===

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2002 and 2001
Six Months Ended June 30, 2002 and 2001

Three Months Ended		Six Months Ended
June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)	June 30, 2002 (Unaudited)	June 30, 2001 (Unaudited)

NET INCOME:

COMPREHENSIVE INCOME

Other comprehensive income (loss)
  Unrealized gain (loss) on investment securities
  available for sale, net of deferred tax expense
  (benefit) and reclassification adjustments

COMPREHENSIVE INCOME

$58,069 (1,716) $56,353 ======	$15,027 13,041 $28,068 ======	$99,465 (8,418) $91,047 ======	$32,347 34,810 $67,157 ======

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(UNAUDITED)
Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation	Total Equity

Balance, January 1, 2001

Net income
 Other comprehensive
   income, net of tax:
   Unrealized gain on
   securities

Balance, June 30, 2001

Balance, January 1,
2002

Cash Dividends
Net income
 Other comprehensive
   income, net of tax:
   Unrealized (loss) on
   securities

Balance, June 30, 2002

$ - - $ - ========= $ - - $ - =========	$ - - $ - ========= $ 3,042 - $ 3,042 =========	$ - - $ - ========= $2,721,753 - $2,721,753 ========	$3,276,703 32,347 - $3,309,050 ======== $3,302,976 (45,626) 99,465 - $3,356,815 ========	$ (3,357) 34,810 $ 31,453 ========= $ 30,998 (8,418) $ 22,580 =========	$ - - $ - ========= $ (225,200) - $ (225,200) =========	$3,273,346 32,347 34,810 $3,340,503 ======== $5,833,569 (45,626) 99,465 (8,418) $5,878,990 ========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
         SIX MONTHS ENDED JUNE 30, 2002 AND 2001
Six months ended June 30,

Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities;
Premium and discount amortization on securities
(Accretion) on loans
Capitalization of loan origination costs
Loan fees received
Loss on sale of loan
Net (gain) on sales of securities available for sale
(Recovery of) provision for loan losses
Depreciation and amortization
Federal Home Loan Bank stock dividends
(Gain) on trading account securities
(Increase) in accrued interest receivable
(Increase) in prepaid expenses and other assets
Increase (decrease) in other liabilities
Net cash provided by (used in) operating activities

2002 $ 99,465 7,556 (1,142) (12,667) 3,186 - (20,028) (1,024) 10,558 (4,900) (8,515) (18,240) (41,856) 73,269 85,662	2001 $ 32,347 8,400 (1,230) (9,353) 6,248 1,158 (7,234) 1,034 9,407 (7,300) - (1,360) (156,762) (10,994) (135,639)

Cash flows from investing activities:
Loan originations
Loan sold
Principal repayments on loans
Purchases of securities available for sale
Proceeds from sales of securities available for sale
Principal repayments on securities available for sale
Purchases of Federal Home Loan Bank stock
Purchases of securities held to maturity
Principal repayments on securities held to maturity
Purchase of trading account securities
Proceeds from sale of trading account securities
Additions to equipment and leasehold improvements

Net cash (used in) provided by investing activities

(3,096,736) - 1,220,472 (1,000,503) 2,945,991 572,749 (35,100) (1,478,525) 180,146 (1,530,320) 1,538,781 (51,207) (734,252)	(1,972,894) 115,823 1,434,782 (507,150) 986,577 1,042,335 - - - - - (4,478) 1,094,995

Cash flows from financing activities:
Net increase in deposit accounts
Net (decrease) in Federal Home Loan Bank advances
Net (decrease) in advances from borrowers for taxes
   and insurance
Cash Dividends
Stock subscriptions
Net cash provided by financing activities

Net increase in cash and cash equivalents

Cash and cash equivalents at beginning of the period

Cash and cash equivalents at end of period

1,218,663 (210,213) (24,341) (45,626) - 938,483 289,893 4,425,434 $4,715,327 ========	542,317 - (19,421) - 2,766,116 3,289,012 4,248,368 925,102 $5,173,470 ========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

Note 1 - Basis of Presentation -

The accompanying consolidated financial statements at June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 include the accounts of Globe Bancorp, Inc. (the Company) and its wholly owned subsidiary, Globe Homestead Savings Bank (the Bank). Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

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

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares released. The Bank has accrued $6,000 of ESOP expense through June 30, 2002.

GLOBE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

The ESOP shares as of June 30, 2002 were as follows:
Allocated shares Shares released for allocation Unreleased shares Total ESOP shares Fair value of unreleased shares	1,622 0 22,712 24,334 ====== $284,351 =======	(1)

______________
(1) Based on market price on June 30, 2002.

Note 3 - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, which were 281,463 for the three and six month periods ended June 30, 2002. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including the effect of diluted securities, which was 281,463 for the three and six month periods ended June 30, 2002.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion compares the consolidated financial condition of Globe Bancorp, Inc. and Subsidiary at June 30, 2002 to December 31, 2001 and the results of operations for the three and six month periods ended June 30, 2002 with the same periods in 2001. Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

Total assets increased by $1,098,000 or 3.40% from December 31, 2001 to June 30, 2002. The increase was primarily due to increases of $1,888,000 in loans receivable, $1,295,000 in securities held to maturity and $290,000 in cash and cash equivalents. These increases were partially offset by a decrease of $2,515,000 in securities available for sale. Loan demand was up in the second quarter. The Bank is emphasizing the origination of higher yielding loans over the purchase of lower yielding mortgage-backed-securities. The increase in cash and cash equivalents was primarily due to normal operating activities.

Total classified assets decreased $23,000 from December 31, 2001 to June 30, 2002. The Bank did not have any classified assets on June 30, 2002.

Deposits increased by $1,219,000 or 5.87% from December 31, 2001 to June 30, 2002. The increase was made up entirely by increases in interest-bearing deposits.

Total stockholders' equity increased by $45,000 or 0.78% in the first six months of 2002. Equity was increased by net income of $99,000 and decreased by an $8,000 reduction in accumulated other comprehensive income during the period and accrued cash dividends of $45,000. Stockholders' equity at June 30, 2002 totaled $5,879,000 compared to equity of $5,834,000 at December 31, 2001.

Liquidity and Capital Resources

In the past, the Bank was required under federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings due in one year or less. At June 30, 2002, the Bank had liquidity of  23.05% or $4,311,000 in excess of the prior minimum OTS requirement. In March 2001, the OTS issued an interim rule that removed the requirement that savings institutions maintain an average daily balance of 4.0% of its liquidity base. The proposed rules require all savings institutions and service corporations to maintain sufficient liquidity to ensure their safe and sound operations.

At June 30, 2002, the Bank had outstanding commitments to originate $1,385,000 of loans (excluding undisbursed portions of loans). In addition, as of June 30, 2002, the total amount of certificates of deposit and Federal Home Loan Bank advances that were scheduled to mature in the following twelve months were $13,026,000 and $1,357,000, respectively. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At June 30, 2002, the Bank exceeded each of its capital requirements with ratios of 14.13%, 14.13% and 29.96%, respectively.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income increased by $43,000 or 286.43% in the quarter ended June 30, 2002 and increased by $67,000 or 207.50% in the six months ended June 30, 2002 compared to the respective periods in 2001. The increase in net income for both periods was primarily due to increases in net interest income and noninterest income that were offset by increases in noninterest expenses and income tax expense.

Interest income increased $74,000 or 17.33% for the quarter ended June 30, 2002 and $132,000 for the six months ended June 30, 2002 over the comparable 2001 periods. This was primarily due to an increase in income from loans receivable and was partially offset by a decrease in income from other interest earning assets. The increase in interest income on loans receivable of $69,000 or 21.33% for the quarter ended June 30, 2002 and $131,000 or 20.32% for the six months ended June 30, 2002 were due to an increase in the average balance of such assets which was partially offset by a decrease in the average yield on such assets. The average balance of loans receivable increased to $21,954,000 for the six month period ended June 30, 2002 compared to $17,503,000 for the six month period ended June 30, 2001. This increase in loans receivable was attributable to the origination of $9,100,000 in loans, offset by $3,800,000 in repayments and loan sales. The average yield decreased to 7.05% for the six month period ended June 30, 2002, compared to 7.35% for the six month period ended June 30, 2001 reflecting the declining interest rate environment. The decreases in interest income on other interest earning assets of $8,000 or 27.46% for the quarter ended June 30, 2002 and $10,000 or 19.50% for the six months ended June 30, 2002 were due to a decrease in short-term interest rates that caused the average yield on other interest earning assets to decrease from 4.33% for the six month period ended June 30, 2001 to 1.76% for the six month period ended June 30, 2002. The average balance of such assets increased from $2,400,000 for the six month period ended June 30, 2001 to $4,656,000 for the six month period ended June 30, 2002. The increases in interest income on investment securities of $12,000 or 16.60% for the quarter ended June 30, 2002 and $11,000 or 6.98% for the six months ended June 30, 2002 were due to an increase in the average balance of such assets which was partially offset by a decrease in the yield on such assets. The average balance of investment securities increased to $5,785,000 for the six month period ended June 30, 2002 compared to $4,816,000 for the six month period ended June 30, 2001. The increase in investment securities was attributable to slow loan demand in the first quarter of 2002 and the investment of excess funds in investment securities. The average yield decreased to 5.81% for the six month period ended June 30, 2002, compared to 6.52% for the six month period ended June 30, 2001 reflecting the declining interest rate environment.

&#Interest expense decreased $21,000 or 7.15% in the quarter ended June 30, 2002 and $30,000 or 5.07% for the six months ended June 30, 2002 compared to the comparable 2001 periods. The decrease was primarily due to a decrease in interest expense on deposits. The decrease in interest expense on deposits was partially offset by an increase in interest expense on Federal Home Loan Bank advances. Interest expense on deposits decreased $34,000 or 13.74% for the quarter ended June 30, 2002 and $62,000 or 12.73% for the six months ended June 30, 2002 primarily due to a decrease in the average rate paid on deposits from 5.48% for the six month period ended June 30, 2001 to 4.01% for the six month period ended June 30, 2002. Such decrease reflects the declining interest rate environment. The average balance of deposits increased to $21,312,000 for the six month period ended June 30, 2002 compared to $17,851,000 for the six month period ended June 30, 2001. Interest expense on Federal Home Loan Bank advances increased $15,000 or 28.92% for the quarter ended June 30, 2002 and $35,000 or 33.58% for the six months ended June 30, 2002 due primarily to an increase in the average balance of such liabilities from $3,500,000 for the six month period ended June 30, 2001 to $5,379,000 for the six month period ended June 30, 2002. This increase in the average balance was due to new advances in the latter part of 2001 and early 2002 to fund the purchase of investment securities in furtherance of the Bank's desire to leverage the capital raised in the conversion. A decline in short-term interest rates caused the average rate paid on Federal Home Loan Bank advances to decrease from 5.89% for the six month period ended June 30, 2001 to 5.09% for the six month period ended June 30, 2002.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income increased $95,000 or 74.79% in the quarter ended June 30, 2002 and $162,000 or 62.77% in the six months ended June 30, 2002 over the comparable 2001 periods. This was primarily due to the increase in the interest rate spread and the increase in the ratio of average interest-earning assets to average interest-bearing liabilities. The interest rate spread increased to 1.84% for the six month period ended June 30, 2002 from 1.66% for the six month period ended June 30, 2001. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 121.37% for the quarter ended June 30, 2002 from 108.73%  for the quarter ended June 30, 2001. The net interest margin was 2.72% for the quarter ended June 30, 2002, compared to 2.03% for the quarter ended June 30, 2001. The net interest margin was 2.59% for the six months ended June 30, 2002, compared to 2.08% for the six months ended June 30, 2001.

There was no provision for loan losses for the three months ended June 30, 2002, compared to a recovery of $290 for the same period in 2001. The recovery of loan losses was $1,024 for the six months ended June 30, 2002, compared to a provision of $1,034 for the same period in 2001. At June 30, 2002 and 2001, the Bank did not have any non-accruing loans. The allowance for loan losses amounted to $100,000 at June 30, 2002, representing 0.43% of the total loans outstanding. The allowance for loan losses did not change for the three-months ended June 30, 2002. The Bank believes its allowance for loan losses was sufficient as of June 30, 2002.

Non-interest income increased $20,000 or 515.92% for the quarter ended June 30, 2002 and $18,000 or 153.26% for the six months ended June 30, 2002 compared to the respective periods in 2001. The increases for the quarter and six months ended June 30, 2002 were attributable to increases in the gain on trading account securities and increases in gain on sale of securities available for sale offset by decreases in income on foreclosed real estate.

Non-interest expenses increased $42,000 or 37.38% in the quarter ended June 30, 2002 and $78,000 or 34.35% as compared to the respective periods in 2001. The increase in the quarter was primarily due to an increase of $13,000 or 2390.47% in real estate and share taxes, $10,000 or 210.99% in professional fees, $10,000 or 15.59% in salaries and employee benefits, $3,000 or 42.89% in data processing expenses, $3,000 or 78.94% stationery, printing and supplies expenses and $3,000 or 11.54% in occupancy expense. The increase in the six month period was primarily due to an increase of $25,000 or 2390.47% in real estate and share taxes, $20,000 or 222.16% in professional fees, $16,000 or 12.76% in salaries and employee benefits, $7,000 or 45.96% in data processing expenses, $6,000 or 89.05% stationery, printing and supplies expenses and $2,000 or 4.06% in occupancy expense. The increase in salaries and employee benefits was due to the hiring of an additional staff member and the accrual of expenses relating to the ESOP. The increase in professional fees was due to the additional reporting requirements of a public company. The increase in real estate and share taxes was a result of additional taxes due to the status of the Bank as a stock corporation. This tax will be an ongoing expense. The increase in data processing expense was caused by implementation of a new teller platform and local area network. The increase in occupancy expense was the result an increase in the rental terms for the Bank's operating facility.

Income tax expense increased in the quarter and six months ended June 30, 2002 due to an increase in income before income taxes, compared to the same periods in 2001.

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
Quarter Ended June 30, 2002

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

Item 6 - Exhibits and Reports on Form 8-K:
              (a) the following exhibit is filed herewith:

                    EXHIBIT NO.                DESCRIPTION

                        99.1                             Certification of Chief Executive Officer and Chief Financial Officer

               There are no other matters required to be reported under this item.

               (b) Reports on Form 8-K:
                     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                     GLOBE BANCORP, INC.
                                                                                                                     Registrant

Date: August 12, 2002                                                                                 By:/s/ Thomas J. Exnicios
                                                                                                                      Thomas J. Exnicios
                                                                                                                      President, Chief Executive Officer and
                                                                                                                      Chief Financial Officer

EXHIBIT NO. 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned executive officer of Globe Bancorp, Inc. (the "Registrant") hereby certifies that the Registrant's Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                                                                                                                     /s/ Thomas J. Exnicios
                                                                                                                                                     Name: Thomas J. Exnicios
                                                                                                                                                     Title: President, Chief Executive Officer
                                                                                                                                                                  and Chief Financial Officer

Date: August 12, 2002