Form 10QSB
period 2002-09-30
GLOBE BANCORP INC
filed 2002-11-13
CIK 1136645

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of November 13, 2002: 277,000

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

GLOBE BANCORP, INC.
Form 10 - QSB
Quarter Ended September 30, 2002

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 Item 2 Item 3

PART I - FINANCIAL INFORMATION

Financial Statements

Consolidated Statements of Financial Condition at September 30, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Income and Comprehensive Income (Unaudited)
for the Three and Nine Months ended September 30, 2002 and 2001

Consolidated Statements of Changes in Equity (Unaudited) for the Nine
Months ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Controls and Procedures

Page 3 4 6 7 8 10 15
Item 1 Item 2 Item 3 Item 4 Item 5 Item 6 Signatures Exhibit 99.1

PART II - OTHER INFORMATION

Legal Proceedings

Changes in Securities and Use of Proceeds

Defaults Upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits and Reports on Form 8-K

Certification of Chief Executive Officer and Chief Financial Officer

16 16 16 16 16 16 16 19

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

SEPTEMBER 30, 2002 (Unaudited)	DECEMBER 31, 2001

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

Total liabilities

Preferred stock - $.01 par value, 500,000 shares
     authorized, none issued
Common stock - $.01 par value, 3,000,000 shares
     authorized, 304,175 shares issued and outstanding
     at September 30, 2002
Additional paid-in capital
Retained earnings, substantially restricted
Accumulated other comprehensive income
Unearned compensation

Total stockholders' equity
Total liabilities and stockholders' equity

$      86,520
358,232
4,493,659
4,938,411
1,091,313
3,088,890
24,447,722
133,688
351,800
117,761
118,121

$34,287,706
=========

$22,834,437
5,194,206
175,279
154,936

  28,358,858

-

3,042
2,721,753
3,414,396
14,857
     (225,200)

    5,928,848
$34,287,706
=========

$      166,500
379,253
3,879,681
4,425,434
4,094,480
1,988,661
21,216,530
124,036
309,200
112,792
83,997

$32,355,130
=========

$20,766,537
5,492,312
152,497
110,215

  26,521,561

-

3,042
2,721,753
3,302,976
30,998
     (225,200)

    5,833,569
$32,355,130
=========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2002 and 2001
Three Months Ended		Nine Months Ended
September 30, 2002 (Unaudited)	September 30, 2001 (Unaudited)	September 30, 2002 (Unaudited)	September 30, 2001 (Unaudited)

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
NONINTEREST EXPENSES:
Salaries and employee benefits
Occupancy expense
Data processing expense
Stationery, printing and supplies
General insurance
Professional fees
SAIF deposit insurance and examination fees
Net realized loss on sales of securities available
     for sale
Telephone and postage
Franchise tax
Real estate and share taxes
Other
     Total noninterest expense
Income before income taxes
Income tax expense
     NET INCOME

Basic earnings per common share

Diluted earnings per common share

$421,695
16,761
44,256
883
    20,745
  504,340

202,059
64,793
-
 266,852
237,488
    -

 237,488

453

-
3,132
    -
    3,585

79,429
23,792
14,388
2,586
4,728
10,045
3,682

290
2,518
350
13,075
      922
 155,805
85,268
    27,687
$ 57,581
=======
$0.19
====
$0.19
====

$341,293
58,588
-
-
    52,673
  452,554

248,346
50,978
1,876
 301,200
151,354
    5,874

 145,480

 624

217
-
-
    841

71,626
21,115
10,417
5,297
4,864
12,250
2,938

-
3,430
-
525
     103
 132,565
13,756
     1,078
$ 12,678
=======
$0.05
====
$0.05
====

$1,195,428
91,386
129,938
8,841
    62,238
  1,487,831

628,608
202,305
-
 830,913
656,918
   (1,024)

 657,942

1,815

19,737
11,648
    -
   33,200

226,431
69,540
37,183
14,692
14,004
39,220
10,373

-
7,535
3,905
39,224
      3,053
  465,160
225,982
    72,342
$ 153,640
=======
$0.55
====
$0.55
====

$984,341
215,869
-
-
    104,215
  1,304,425

737,110
153,918
4,368
 895,396
409,029
    6,908

 402,121

2,333

7,452
-
    2,864
   12,649

198,967
65,081
26,034
11,700
14,591
21,306
9,094

-
8,955
-
1,575
     3,204
 360,507
54,263
     9,237
$ 45,026
=======
$0.16
===
$0.16
===

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2002 and 2001

Three Months Ended		Nine Months Ended
September 30, 2002 (Unaudited)	September 30, 2001 (Unaudited)	September 30, 2002 (Unaudited)	September 30, 2001 (Unaudited)

NET INCOME:

COMPREHENSIVE INCOME

Other comprehensive income (loss)
Unrealized gain (loss) on investment securities
available for sale, net of deferred tax expense
(benefit) and reclassification adjustments

COMPREHENSIVE INCOME

$57,581 (7,724) $49,857 ======	$12,678 16,353 $29,031 ======	$153,640 (18,319) $135,321 ======	$45,026 51,163 $96,189 ======

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation	Total Equity

Balance, January 1, 2001

Issuance of common
stock, net
Acquisition of
unearned ESOP shares
Net income
Other comprehensive
income, net of tax:
Unrealized gain on
securities

Balance, September 30, 2001

Balance, January 1,
2002

Dividends paid
Net income
Other comprehensive
income, net of tax:
Unrealized (loss) on
securities

Balance, September 30, 2002

$ - $ - ========= $ - $ - =========	$ - 3,042 $ 3,042 ========= $ 3,042 $ 3,042 =========	$ - 2,719,484 $ 2,719,484 ========= $2,721,753 $2,721,753 ========	$3,276,703 45,026 $3,321,729 ======== $3,302,976 (42,220) 153,640 $3,414,396 ========	$ (3,357) 51,163 $ 47,806 ========= $ 30,998 (16,141) $ 14,857 =========	$ - (243,340) $ (243,340) =========== $ (225,200) $ (225,200) =========	$3,273,346 2,722,526 (243,340) 45,026 51,163 $5,848,721 ======== $5,833,569 (42,220) 153,640 (16,141) $5,928,848 ========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
Nine months ended September 30,

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
(Increase) decrease in prepaid expenses and other assets
Increase in other liabilities

Net cash provided by operating activities

2002 (Unaudited) $ 153,640 11,996 (2,011) (19,914) 15,008 - (19,737) (1,024) 17,083 (7,500) (11,648) (9,652) (4,969) 53,035 174,307	2001 (Unaudited) $ 45,026 12,456 (6,152) (16,978) 13,184 1,158 (7,452) 6,908 14,110 (10,000) - (10,421) 18,748 18,334 78,921

Cash flows from investing activities:
Loan originations
Loan sold
Principal repayments on loans
Purchases of securities available for sale
Purchases of securities held to maturity
Purchases of trading account securities
Proceeds from sales of securities available for sale
Proceeds from sale of trading account securities
Principal repayments on securities available for sale
Principal repayments on securities held to maturity
Purchases of Federal Home Loan Bank stock
Additions to equipment and leasehold improvements

Net cash (used in) investing activities

(5,296,678) - 2,073,427 (1,000,503) (1,478,526) (2,055,320) 3,288,958 2,066,781 704,031 372,450 (35,100) (51,207) (1,411,687)	(5,780,092) 115,823 3,192,186 (2,050,400) - - 1,975,583 - 1,404,562 - - (4,478) (1,146,816)

Cash flows from financing activities:
Net increase in deposit accounts
Net (decrease) in Federal Home Loan Bank advances
Net increase in advances from borrowers for taxes and insurance
Unearned ESOP shares
Dividends paid
Stock subscriptions
Net cash provided by financing activities

Net increase in cash and cash equivalents

Cash and cash equivalents at beginning of the period

Cash and cash equivalents at end of period

2,067,900 (298,105) 22,782 - (42,220) - 1,750,357 512,977 4,425,434 $4,938,411 ========	1,946,380 - 19,172 (243,340) - 2,722,526 4,444,738 3,376,843 925,102 $4,301,945 ========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

Note 1 - Basis of Presentation -

The accompanying consolidated financial statements at September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 include the accounts of Globe Bancorp, Inc. (the Company) and its wholly owned subsidiary, Globe Homestead Savings Bank (the Bank). Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

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

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares released. The Bank has accrued $10,000 of ESOP expense through
September 30, 2002.

GLOBE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

The ESOP shares as of September 30, 2002 were as follows:
Allocated shares Shares released for allocation Unreleased shares Total ESOP shares Fair value of unreleased shares	1,622 0 22,712 24,334 ===== $363,392 =======	(1)

______________
(1) Based on market price on September 30, 2002.

Note 3 - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, which were 281,463 for the three and nine month periods ended September 30, 2002. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including the effect of diluted securities, which was 281,463 for the three and nine month periods ended September 30, 2002.

Note 4 - Subsequent Event

In July 2002, the Company's Board of Directors authorized the buyback of up to 30,417 shares (approximately 10%) of the Company's outstanding stock over the following twelve-month period. In October of 2002, the Company repurchased 27,175 shares of the Company's outstanding common stock under the buyback program at a total cost of $408,984. These 27,175 shares will be held as treasury stock in the Consolidated Statement of Financial Condition.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion compares the consolidated financial condition of Globe Bancorp, Inc. and Subsidiary at September 30, 2002 to December 31, 2001 and the results of operations for the three and nine month periods ended September 30, 2002 with the same periods in 2001. Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

Total assets increased by $1,933,000 or 5.97% from December 31, 2001 to September 30, 2002. The increase was primarily due to increases of $3,231,000 in loans receivable, $1,100,000 in securities held to maturity and $513,000 in cash and cash equivalents. These increases were partially offset by a decrease of $3,003,000 in securities available for sale. Loan demand was up in the third quarter. The Bank is emphasizing the origination of higher yielding loans over the purchase of lower yielding mortgage-backed securities. The increase in cash and cash equivalents was primarily due to normal operating activities.

Total classified assets decreased $23,000 from December 31, 2001 to September 30, 2002. The Bank did not have any classified assets on September 30, 2002.

Deposits increased by $2,068,000 or 9.96% from December 31, 2001 to September 30, 2002. The increase was made up entirely by increases in interest-bearing deposits.

Total stockholders' equity increased by $95,000 or 1.63% in the first nine months of 2002. Equity was increased by net income of $154,000 and decreased by $16,000 reduction in accumulated other comprehensive income during the period and cash dividends paid of $42,000. Stockholders' equity at September 30, 2002 totaled $5,929,000 compared to equity of $5,834,000 at December 31, 2001.

Liquidity and Capital Resources

In the past, the Bank was required under federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings due in one year or less. At September 30, 2002, the Bank's liquidity was 21.56% or $4,047,000 in excess of the prior minimum OTS requirement. In March 2001, the OTS issued an interim rule that removed the requirement that savings institutions maintain an average daily balance of 4.0% of its liquidity base. The proposed rules require all savings institutions and service corporations to maintain sufficient liquidity to ensure their safe and sound operations.

At September 30, 2002, the Bank had outstanding commitments to originate $179,000 of loans (excluding undisbursed portions of loans). In addition, as of September 30, 2002, the total amount of certificates of deposit and Federal Home Loan Bank advances that were scheduled to mature in the following twelve months were $11,999,000 and $2,361,000, respectively. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At September 30, 2002, the Bank exceeded each of its capital requirements with ratios of 13.93%, 13.93% and 33.24%, respectively.

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income increased by $45,000 or 354.16% in the quarter ended September 30, 2002 and increased by $109,000 or 241.23% in the nine months ended September 30, 2002 compared to the respective periods in 2001. The increase in net income for both periods was primarily due to increases in net interest income and noninterest income that were offset by increases in noninterest expenses and income tax expense.

Interest income increased $52,000 or 11.44% for the quarter ended September 30, 2002 and $183,000 or 14.06% for the nine months ended September 30, 2002 over the comparable 2001 periods. This was primarily due to an increase in income from loans receivable and was partially offset by a decrease in income from other interest-earning assets. The increases in interest income on loans receivable of $80,000 or 23.56% for the quarter ended September 30, 2002 and $211,000 or 21.44% for the nine months ended September 30, 2002 were due to an increase in the average balance of such assets which was partially offset by a decrease in the average yield on such assets. The average balance of loans receivable increased to $22,641,000 for the nine month period ended September 30, 2002 compared to $17,946,000 for the nine month period ended September 30, 2001. This increase in the average balance of loans receivable was attributable to the origination of $7,520,000 in loans, offset by $2,870,000 in repayments. The average yield decreased to 7.04% for the nine month period ended September 30, 2002, compared to 7.31% for the nine month period ended September 30, 2001 reflecting the declining interest rate environment. The decreases in interest income on other interest-earning assets of $32,000 or 60.62% for the quarter ended September 30, 2002 and $42,000 or 40.28% for the nine months ended September 30, 2002 were due to a decrease in short-term interest rates that caused the average yield on other interest-earning assets to decrease from 4.08% for the nine month period ended September 30, 2001 to 1.78% for the nine month period ended September 30, 2002. The average balance of such assets increased from $3,331,000 for the nine month period ended September 30, 2001 to $4,649,000 for the nine month period ended September 30, 2002. The increases in interest income on investment securities of $3,000 or 5.65% for the quarter ended September 30, 2002 and $14,000 or 6.62% for the nine months ended September 30, 2002 were due to an increase in the average balance of such assets that was partially offset by a decrease in the yield on such assets. The average balance of investment securities increased to $5,370,000 for the nine month period ended September 30, 2002 compared to $4,595,000 for the nine month period ended September 30, 2001. The increase in investment securities was attributable to slow loan demand in the first quarter of 2002 and the investment of excess funds in investment securities. The average yield decreased to 5.71% for the nine month period ended September 30, 2002, compared to 6.27% for the nine month period ended September 30, 2001 reflecting the declining interest rate environment.

&#Interest expense decreased $34,000 or 11.40% in the quarter ended September 30, 2002 and $64,000 or 7.20% for the nine months ended September 30, 2002 compared to the comparable 2001 periods. These decreases were primarily due to a decrease in interest expense on deposits. The decrease in interest expense on deposits was partially offset by an increase in interest expense on Federal Home Loan Bank advances. Interest expense on deposits decreased $46,000 or 18.64% for the quarter ended September 30, 2002 and $109,000 or 14.72% for the nine months ended September 30, 2002. The decrease for the 2002 nine month period was primarily due to a decrease in the average rate paid on deposits from 5.37% for the nine month period ended September 30, 2001 to 3.88% for the nine month period ended September 30, 2002. Such decrease reflects the declining interest rate environment. The average balance of deposits increased to $21,614,000 for the nine month period ended September 30, 2002 compared to $18,312,000 for the nine month period ended September 30, 2001. Interest expense on Federal Home Loan Bank advances increased $14,000 or 27.10% for the quarter ended September 30, 2002 and $48,000 or 31.44% for the nine months ended September 30, 2002. The increase for the 2002 nine month period was primarily due to an increase in the average balance of such liabilities from $3,500,000 for the nine month period ended September 30, 2001 to $5,332,000 for the nine month period ended September 30, 2002. This increase in the average balance was due to new advances in the latter part of 2001 and early 2002 to fund the purchase of investment securities in

GLOBE BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

furtherance of the Bank's desire to leverage the capital raised in the Conversion. A decline in short-term interest rates caused the average rate paid on Federal Home Loan Bank advances to decrease from 5.94% for the nine month period ended September 30, 2001 to 5.05% for the nine month period ended September 30, 2002.

Net interest income increased $86,000 or 56.91% in the quarter ended September 30, 2002 and $248,000 or 60.60% in the nine months ended September 30, 2002 over the comparable 2001 periods. These were primarily due to increases in the interest rate spread and the ratio of average interest-earning assets to average interest-bearing liabilities. The interest rate spread increased to 1.96% for the nine month period ended September 30, 2002 from 1.25% for the nine month period ended September 30, 2001. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 121.21% for the nine months ended September 30, 2002 from 118.61% for the nine months ended September 30, 2001. The net interest margin was 2.85% for the quarter ended September 30, 2002, compared to 2.13% for the quarter ended September 30, 2001. The net interest margin was 2.68% for the nine months ended September 30, 2002, compared to 2.11% for the nine months ended September 30, 2001.

There was no provision for loan losses for the three months ended September 30, 2002, compared to a provision of $6,000 for the same period in 2001. The recovery of loan losses was $1,000 for the nine months ended September 30, 2002, compared to a provision of $7,000 for the same period in 2001. At September 30, 2002, the Bank did not have any non-accruing loans compared to $5,000 of non-accruing loans at September 30, 2001. The allowance for loan losses amounted to $100,000 at September 30, 2002, representing 0.41% of the total loans outstanding. The allowance for loan losses did not change for the three-months ended September 30, 2002. The Bank believes its allowance for loan losses was sufficient as of September 30, 2002.

Non-interest income increased $3,000 or 326.18% for the quarter ended September 30, 2002 and $21,000 or 162.47% for the nine months ended September 30, 2002 compared to the respective periods in 2001. The increases for the quarter and nine months ended September 30, 2002 were attributable to increases in the gain on trading account securities and, for the nine month period, an increase in gain on sale of securities available for sale offset by decreases in income on foreclosed real estate.

Non-interest expenses increased $23,000 or 17.53% in the quarter ended September 30, 2002 and $105,000 or 29.03% as compared to the respective periods in 2001. The increase in the quarter was primarily due to an increase of $13,000 in real estate and share taxes, $8,000 or 10.89% in salaries and employee benefits, $4,000 or 38.12% in data processing expenses, and $3,000 or 12.67% in occupancy expense. The increases were partially offset by decreases of $3,000 or 51.17% in stationery, printing and supplies expenses and $2,000 or 18.00% in professional fees. The increase in the nine month period was primarily due to an increase of $38,000 in real estate and share taxes, $18,000 or 84.08% in professional fees, $27,000 or 13.80% in salaries and employee benefits, $11,000 or 42.82% in data processing expenses, $3,000 or 25.57% stationery, printing and supplies expenses, $4,000 or 6.85% in occupancy expense and $4,000 in State of Louisiana franchise taxes. The increase in salaries and employee benefits was due to the hiring of an additional staff member and the accrual of expenses relating to the ESOP. The increase in professional fees was due to the additional reporting requirements of a public company. The increase in real estate and share taxes and in State of Louisiana franchise taxes was a result of additional taxes due to the status of the Bank as a stock corporation. This tax will be an ongoing expense. The increase in data processing expense was caused by implementation of a new teller platform and local area network. The increase in occupancy expense was the result an increase in the rental terms for the Bank's operating facility.

Income tax expense increased in the quarter and nine months ended September 30, 2002 due to an increase in income before income taxes, compared to the same periods in 2001.

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

GLOBE BANCORP, INC. AND SUBSIDIARY
CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

GLOBE BANCORP, INC.
Form 10-QSB
Quarter Ended September 30, 2002

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

               (b) Reports on Form 8-K:
                     On August 21, 2002 the Company filed Form 8-K pertaining to the announcement of a proposed buy back of 10% or 30,417 shares of the Company's outstanding common stock. No financial statements were filed in conjunction with this Form.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                            GLOBE BANCORP, INC.
                                                                                                                            Registrant

Date: November 13, 2002                                                                               By:/s/ Thomas J. Exnicios
                                                                                                                             Thomas J. Exnicios
                                                                                                                             President, Chief Executive Officer and
                                                                                                                             Chief Financial Officer

SECTION 302CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Thomas J. Exnicios, the Chief Executive Officer of Globe Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Globe Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                                                                            /s/ Thomas J. Exnicios
                                                                                                                    Thomas J. Exnicios
                                                                                                                    Chief Executive Officer

SECTION 302CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Thomas J. Exnicios, the Chief Financial Officer of Globe Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Globe Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                                                                            /s/ Thomas J. Exnicios
                                                                                                                    Thomas J. Exnicios
                                                                                                                    Chief Financial Officer

EXHIBIT NO. 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned executive officer of Globe Bancorp, Inc. (the "Registrant") hereby certifies that the Registrant's Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 13, 2002                                                                     /s/ Thomas J. Exnicios
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