Form 10KSB
period 2002-12-31
GLOBE BANCORP INC
filed 2003-03-21
CIK 1136645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 000-32957

Globe Bancorp, Inc.

(Name of Small Business Issuer in Its Charter)

Louisiana	72-1498296
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

4051 Veterans Boulevard, Suite 100
Metairie, Louisiana	70002
(Address of Principal Offices)	(Zip Code)

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
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State the issuer's revenues for its most recent fiscal year: $2,011,883

Based upon the $15.65 per share average bid and ask price of the issuer's common stock as of March 19, 2003, the aggregate market value of the 203,866 shares of the issuer's common stock deemed to be held by non-affiliates of the issuer was $3.2 million. Although directors and executive officers of the issuer and certain of its employee benefit plans were assumed to be "affiliates" of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of common stock outstanding as of March 19, 2003: 277,000

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated into Part II, Item 5 through 8 of this Form 10-KSB; and (2) portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

PART I

Item 1. Description of Business

General

Globe Bancorp, Inc. (the "Company") is a Louisiana corporation that was formed on March 12, 2001 by Globe Homestead Savings Bank (the "Bank" or "Globe Homestead") for the purpose of becoming a holding company for the Bank. The only significant assets of the Company are the capital stock of the Bank and the portion of the net proceeds retained by the Company in connection with the conversion of the Bank from the mutual to stock form of organization on July 9, 2001 (the "Conversion"). The business and management of the Company consists of the business and management of the Bank. Our executive offices are located at 4051 Veterans Boulevard., Suite 100, Metairie, Louisiana 70002, and our telephone number is (504) 887-0057.

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

Our business consists principally of attracting deposits from the general public and using those funds to originate loans secured by one-to-four family residential loans. Globe Homestead's profitability depends primarily on its net interest income, which is the difference between the income it receives on loans and other assets and its cost of funds, which consists of the interest paid on deposits and borrowings. At December 31, 2002, we had total assets of $33.6 million, deposits of $23.7 million and total stockholders' equity of $5.5 million.

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

Lending Activities

General. At December 31, 2002, the net loan portfolio of Globe Homestead totaled $23.2 million, representing approximately 69% of total assets at that date. The principal lending activity of Globe Homestead is the origination of one-to-four family (which are also known as single-family) residential loans. At December 31, 2002, single-family residential loans amounted to $22.1 million or 94% of the total loan portfolio. Of this amount, $10,000 consisted of second mortgage loans. On a very limited basis, Globe Homestead offers commercial real estate loans, construction loans and consumer loans.

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

A savings institution generally may not make loans-to-one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 2002, Globe Homestead's regulatory limit on loans-to-one borrower was $705,000 and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $504,000, $496,000, $479,000, $453,000 and $429,000. Each of Globe Homestead's five largest loans or groups of loans were performing in accordance with its terms at December 31, 2002.

Loan Portfolio Composition. The following table sets forth the composition of Globe Homestead's loan portfolio by type of loan at the dates indicated.
	December 31,
	2002		2001
	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Real estate loans:
One-to-four family	$ 22,052	94.00%	$ 20,196	94.63%
Commercial real estate	488	2.08	613	2.87
Construction	170	0.72	--	--
Land	134	0.57	28	0.13
Consumer loans:
Home equity lines of credit	300	1.28	187	0.88
Savings accounts	317	1.35	303	1.42
Other	--	--	15.07
Total loans receivable	23,461	100.00%	21,342	100.00%
		=======		=======
Less:
Deferred loan fees	(24)		(24)
Undisbursed portion of loans	(135)		--
Allowance for loan losses	(100)		(101)
Loans receivable, net	$ 23,202		$ 21,217
	======		======

Origination of Loans. The lending activities of Globe Homestead are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of referrals from real estate brokers and existing customers. Globe Homestead's loan officers' takes written loan applications. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by the board of directors of Globe Homestead.

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

Globe Homestead's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. Generally, loans of up to $200,000 can be approved by Globe Homestead's loan committee, which consists of Globe Homestead's President, Vice President and loan officer. Loans over $200,000 and loans which do not strictly comply with Globe Homestead's underwriting parameters require board of directors' approval. The board ratifies all loans.

The following table shows total loans originated, purchased and repaid during the periods indicated. Globe Homestead did not sell any loans in 2002 and sold one loan in 2001.
	Year Ended December 31,
	2002	2001
	(Dollars in Thousands)
Loan origination:
Real estate loans:
One-to-four family	$5,707	$7,038
Commercial	--	412
Construction, net	35	--
Land	110	28
Consumer loans:
Home equity lines of credit	249	219
Savings accounts	38	307
Total loans originated	6,139	8,004
Loan principal reductions	4,154	3,989
Loan sold (1)	--	116
Increase (decrease) due to other items, net (2)	--	(1)
Net increase in loan portfolio	$1,985	$3,898
	=====	=====

__________________

(1) Loan sold consists of a one-to-four family real estate loan.
(2) Other items consist of loans in process, deferred fees and allowance for loan losses.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Globe Homestead concentrates its lending activity to its primary market area in Jefferson and Orleans Parishes, Louisiana. Subject to its loans-to-one borrower limitation, Globe Homestead is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Globe Homestead also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Globe Homestead may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2002, Globe Homestead was within each of the above lending limits.

Maturity of Loan Portfolio. The following table presents certain information at December 31, 2002, regarding the dollar amount of loans maturing in Globe Homestead's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and any stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.
At December 31, 2002
	Real			Total
	Estate	Consumer	Other	Loans
(Dollars in Thousands)
Amounts due in:
One year or less	$ 1	$ 50	$ --	$ 51
More than one year to five years	680	566	--	1,246
More than five years	22,164	--	--	22,164
Total amount due	$ 22,845	$ 616	$ --	$ 23,461
	======	====	===	======

The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2003, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rates	Adjustable-Rates	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$ 21,603	$ 448	$ 22,051
Commercial real estate	488	--	488
Construction	170	--	170
Land loans	134	--	134
Consumer loans:
Home equity lines of credit	--	300	300
Savings accounts	267	--	267
Other	--	--	--
Total loans	$ 22,662	$ 748	$ 23,410
	======	====	======

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

One-to-Four Family Residential Real Estate Loans. The primary lending activity of Globe Homestead is the origination of loans secured by single-family residences. At December 31, 2002, $22.1 million or 94.0% of the total loan portfolio, before net items, consisted of single-family residential loans. Of this amount, $10,000 consisted of second mortgage loans.

The loan-to-value ratio, maturity and other provisions of the loans made by Globe Homestead generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Globe Homestead. Globe Homestead's present lending policies on one-to-four family residential mortgage loans generally limit the maximum loan-to-value ratio to 89% of the appraised value of the property. Globe Homestead does not originate loans with a loan-to-value in excess of 90% without purchasing PMI insurance. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans generally include "due-on-sale" clauses.

Globe Homestead's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. While Globe Homestead's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages, Globe Homestead has not historically been an active seller of loans. At December 31, 2002, $21.8 million, or 98.0%, of Globe Homestead's single-family residential mortgage loans were fixed-rate loans.

The adjustable-rate, single-family residential mortgage loans currently offered by Globe Homestead have a fixed-rate for the first three, five or seven years, which adjust on an annual basis thereafter. Globe Homestead's adjustable-rate, single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 5% above the initial rate. The interest rate floor is the initial rate. Such loans are underwritten based on the initial rate. Globe Homestead's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2002, $448,000, or 2.0%, of Globe Homestead's single-family residential mortgage loans were adjustable-rate loans.

Consumer Loans. Globe Homestead is authorized to make loans for a wide variety of personal or consumer purposes. Globe Homestead originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by Globe Homestead consist of home equity loans and loans secured by deposit accounts in Globe Homestead. At December 31, 2002, $617,000 or 2.63% of Globe Homestead's total loan portfolio consisted of consumer loans.

At December 31, 2002, Globe Homestead's home equity loans amounted to $300,000 or 1.28% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence. As a result, Globe Homestead generally requires loan-to-value ratios of 89% or less after taking into consideration the first mortgage loan. These loans have a term of five years and the interest rate adjusts monthly based on the prime rate.

Globe Homestead offers loans secured by deposit accounts in Globe Homestead, which loans amounted to $317,000 or 1.35% of Globe Homestead's total loan portfolio at December 31, 2002. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 1% to 2% depending on the loan. These loans mature on or before the maturity date of the underlying certificate of deposit.

Other Loans. At December 31, 2002, Globe Homestead had two commercial real estate loans totaling $488,000, one construction loan totaling $170,000 and two land loans amounting to $134,000. The properties securing such loans are located in Globe Homestead's primary market area. Both of the commercial loans are on mixed use buildings. The first floor is used as a convenience store, with residential units above. Such loans are secured by the underlying properties and the personal guaranty of the borrower.

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

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2002, in dollar amounts and as a percentage of Globe Homestead's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts, which are past due.
	December 31, 2002
	30-59 Days Overdue		60-89 Days Overdue		90 or More Days Overdue

		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

			(Dollars in Thousands)
Real estate loans:
One-to-four family	$ 1	0.01%	$--	--%	$ --	--%
Other	--	--	--	--	2	0.01
Total	$ 1	0.01%	$--	--%	$ 2	0.01%
	==	=====	==	===	==	=====

Non-Performing Assets. The following table presents information with respect to Globe Homestead's nonperforming assets at the dates indicated. Globe Homestead did not have any real estate owned at December 31, 2002 or 2001.

	At December 31,
	2002	2001
	(Dollars in Thousands)
Nonaccruing loans:
Real estate loans
One-to-four family	$--	$23
Commercial	--	--
Land	--	--
Total nonaccruing loans	--	23
Troubled debt restructurings	--	21
Troubled debt restructuring and total nonaccruing loans	$--	$44
	==	===
Troubled debt restructuring and total nonaccruing loans as a percentage
of total loans	--%	0.20%
Troubled debt restructuring and total nonaccruing loans as a percentage
of total assets	--%	0.13%

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

Globe Homestead had no classified assets at December 31, 2002.

Allowance for Loan Losses. At December 31, 2002, Globe Homestead's allowance for loan losses amounted to $100,000, or 0.43%, of the total loan portfolio. The loan loss allowance is maintained by management at a level considered adequate based on prior loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and known, probable and reasonably estimable losses inherent in the loan portfolio. Globe Homestead is primarily engaged in originating single-family residential loans. This type of lending generally involves less risk exposure due to the nature of the collateral. In determining the amount of the allowance for loan losses, management considers its lower risk exposure as a result of its predominant single-family lending and the correspondingly low historical charge-off experience.

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

	December 31,
	2002		2001
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$100	94.00%	$101	94.63%
Commercial	--	2.08	--	2.87
Construction	--	0.72	--	--
Land	--	0.57	--	0.13
Consumer loans:
Home equity lines of credit	--	1.28	--	0.88
Savings accounts	--	1.35	--	1.42
Other	--	--	--	0.07
Total	$100	100.00%	$101	100.00%
	====	======	====	======

The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.
	Year Ended December 31,
	2002	2001
	(Dollars in Thousands)

Total loans outstanding	$23,461	$21,217
	======	======
Average loans outstanding, net	$22,869	$18,573
	======	======
Balance at beginning of year	$101	$92
Charge-offs	--	--
Recoveries	--	--
Net charge-offs	--	--
Provision for loan losses	(1)	9
Balance at end of year	$100	$101
	====	====
Allowance for loan losses as a percent of total loans outstanding	0.43%	0.48%
	=====	=====
Allowance for loan losses as a percent of total
non-performing loans	--%	439.13%
	===	=======
Ratio of net charge-offs to average loans
outstanding	--%	--%
	===	===

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

Held to Maturity

The following table sets forth information relating to the amortized cost and fair value of the Company's held to maturity securities.

December 31,
	2002		2001
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in Thousands)

U.S. agencies securities	$ --	$ --	$ --	$ --
Mortgage-backed securities	2,909	2,809	1,989	1,935
Total	$ 2,909	$ 2,809	$ 1,989	$ 1,935
	=====	=====	=====	=====

The following table sets forth the amount of the Company's held to maturity securities, which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002. The Company's held to maturity securities are reflected at amortized cost at December 31, 2002.

Contractually Maturing
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	5 - 10	Average	Over 10	Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total
(Dollars in thousands)
U.S. agencies
securities	$ --	--%	$ --	--%	$ --	--%	$ --	--%	$ --
Mortgage-backed
securities	--	--	--	--	--	--	2,809	6.00	2,809
Total	$ --	--%	$ --	--%	$ --	--%	$ 2,809	6.00%	$ 2,809
	====	===	===	===	===	===	=====	=====	=====

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for Sale

The following table sets forth information relating to the amortized cost and fair value of the Company's available for sale securities.

December 31,
	2002		2001
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in Thousands)

U.S. agencies securities	$ 1,807	$ 1,804	$ 1,473	$ 1,463
Mortgage-backed securities	1,271	1,297	2,575	2,631
Total	$ 3,078	$ 3,101	$ 4,048	$ 4,094
	=====	=====	=====	=====

The following table sets forth the amount of the Company's available for sale securities, which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002. The Company's available for sale securities are reflected at fair value at December 31, 2002.

	Contractually Maturing
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	5 - 10	Average	Over 10	Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total
	(Dollars in Thousands)
U.S. agencies
securities	$ --	--%	$1,005	3.50%	$ --	--%	$ 799	2.81%	$1,804
Mortgage-backed
securities	--	--%	--	--%	--	--%	1,297	5.40%	1,297
Total	$ --	--%	$1,005	3.50%	$ --	--%	$2,096	4.40%	$3,101
	===	===	=====	=====	===	===	=====	=====	=====

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Mortgage-backed securities represent a participation interest in a pool of one-to-four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pools of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

The mortgage-backed securities of the Company consist of Government National Mortgage Association securities, Federal Home Loan Mortgage Corporation securities and Federal National Mortgage Association securities. The Government National Mortgage Association is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Government National Mortgage Association securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration, and the timely payment of principal and interest on Government National Mortgage Association securities are guaranteed by the Government National Mortgage Association and backed by the full faith and credit of the U.S. Government. The Federal Home Loan Mortgage Corporation is a private corporation chartered by the U.S. Government. The Federal Home Loan Mortgage Corporation issues participation certificates backed principally by conventional mortgage loans. The Federal Home Loan Mortgage Corporation guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The Federal National Mortgage Association is a private corporation chartered by the U.S. Government with a mandate to establish a secondary market for mortgage loans. The Federal National Mortgage Association guarantees the timely payment of principal and interest on Federal National Mortgage Association securities. Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities are not backed by the full faith and credit of the United States, but because the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

Sources of Funds

General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and investment securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

Deposits. The Bank principally attracts deposits from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the term and the interest rate.

The Bank obtains deposits primarily from residents from within its primary market area. The Bank has not solicited deposits from outside Louisiana or paid fees to brokers to solicit funds for deposit.

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

The following table shows the distribution of and certain other information relating to Globe Homestead's deposits by type as of the dates indicated.

	December 31,
	2002		2001
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits

	(Dollars in Thousands)
Savings accounts:
Passbook accounts	$ 8,159	34.46%	$ 3,231	15.56%
Certificate accounts:
0.00% - 4.00%	10,521	44.44	6,382	30.73
4.01% - 6.00%	3,062	12.93	7,012	33.77
6.01% - 8.00%	1,934	8.17	4,142	19.94
Total certificate accounts	15,517	65.54	17,536	84.44
Total deposits	$ 23,676	100.00%	$ 20,767	100.00%
	======	======	======	======

The following table set forth the savings activities of the Bank during the period indicated.
	Year Ended December 31,
	2002	2001
	(Dollars in Thousands)

Total deposits at beginning of period	$20,767	$17,811
Deposits	11,596	7,651
Withdrawals	(9,253)	(5,346)
Interest credited	566	651
Total deposits at end of period	$23,676	$20,767
	======	======

The following table shows the interest rate information for the Bank's certificates of deposit at December 31, 2002.
	Maturity Date

Interest Rate	One Year or Less	Over 1 - 2 Years	Over 2 - 3 Years	Over 3 Years	Total
	(Dollars in Thousands)
0.00% - 4.00%	$ 8,518	$ 1,427	$ 576	$ --	$ 10,521
4.01% - 6.00%	1,557	630	102	773	3,062
6.01% - 8.00%	989	418	465	62	1,934
Total	$ 11,064	$ 2,475	$ 1,143	$ 835	$ 15,517
	======	=====	=====	====	======

As of December 31, 2002 and 2001, the aggregate amount of outstanding time certificates of deposit at the Bank in amounts greater than or equal to $100,000, was approximately $2.6 million and $2.7 million, respectively. The following table presents the maturity of these time certificates of deposit at such dates.
	December 31,
	2002	2001
	(Dollars in Thousands)
3 months or less	$ 569	$ 747
Over 3 months through 6 months	500	200
Over 6 months through 12 months	937	1,196
Over 12 months	625	513
Total	$ 2,631	$ 2,656
	=====	=====

Borrowings. The Bank may obtain advances from the FHLB upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each having different interest rates and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

As of December 31, 2002, the Bank was permitted to borrow up to an aggregate of $14.5 million from the FHLB. The Bank had $4.1 and $5.5 million of FHLB advances outstanding at December 31, 2002 and December 31, 2001, respectively.

The following table shows certain information regarding the borrowings of the Bank at or for the dates indicated:
	At or for the Year Ended December 31,
	2002	2001
	(Dollars in Thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$5,210	$3,961
Maximum amount outstanding at any one month-end during the period	$6,877	$5,500
Balance outstanding at end of period	$4,105	$5,492
Average interest rate during the period	5.09%	5.68%
Weighted average interest rate at end of period	4.77%	5.39%
Weighted average maturity, in months, at end of period	49	36

Subsidiaries

At December 31, 2002, the Company's only subsidiary was the Bank.

Total Employees

Globe Homestead had five full-time employees and no part-time employees at December 31, 2002. A collective bargaining agent represents none of these employees, and Globe Homestead believes that it enjoys good relations with its personnel.

Market Area

Globe Homestead has one office located in Metairie, Louisiana, which is a suburb of New Orleans, Louisiana. Globe Homestead's primary market area consists of Jefferson and Orleans Parishes, Louisiana and is predominantly suburban due to its proximity to New Orleans. Tourism and the oil and gas industry are the two largest employers in Globe Homestead's market area.

The population of Jefferson Parish in 2002 was approximately 451,000 and the population of Orleans Parish in 2002 was approximately 476,000. The population growth rate for Jefferson Parish had been negative since 2001 and is projected to remain negative through the year 2004. The population growth rate for Orleans Parish has been negative since 1990 and is projected to remain negative through 2004. These projected shrinkage rates are below the projected rates for Louisiana and the United States. Average household income for Jefferson and Orleans Parishes is below national averages. Average household income in Jefferson is above the Louisiana average, while it is below in Orleans. The percentage of growth in household income for the Parishes of Jefferson and Orleans is projected to exceed that of Louisiana and the United States. The projected household income distribution for the year 2004 for Jefferson and Orleans Parishes is projected to be below that of Louisiana and the United States. In 2002, the unemployment rate for Jefferson Parish was approximately 4.4% and the unemployment rate for Orleans Parish was approximately 6.0%. Orleans Parish's unemployment rate has decreased in the last year, but the rate continues to be higher than the overall unemployment rate for the United States while Jefferson Parish's unemployment rate was lower than the national average for 2002.

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

Globe Bancorp, Inc.

Sarbanes-Oxley Act of 2002.

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the new legislation's more significant reforms are noted below.

  The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.
  The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.
  The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.
  The new legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs will have to certify that company financial statements fairly present the company's financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods;" directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.
  The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert," a term which is to be defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.
  The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.
  Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

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

Holding Company Activities. We operate as a unitary savings and loan holding company. Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it could engage, provided it continued to be a qualified thrift lender. See "- The Bank - Qualified Thrift Lender Test." The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. We do not qualify for the grandfather-clause exemption and are limited to the activities permissible for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. These limitations have not had a material impact on the Company's operations.

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

Office of Thrift Supervision regulations generally excludes all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the Office of Thrift Supervision or the Federal Reserve Board decides to treat such subsidiaries as affiliates. Office of Thrift Supervision regulations also provide that certain classes of savings institutions may be required to give the Office of Thrift Supervision prior notice of affiliate transactions.

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

The Office of Thrift Supervision's enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.

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

SAIF-insured institutions are assigned to one of three capital groups, which are based solely on the level of an institution's capital-"well capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those, which are considered to be healthy to those, which are considered to be of substantial supervisory concern. Assessment rates for insured institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

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

"total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of

"risk-weighted" assets.

Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no intangible assets at December 31, 2002. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital.

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

At December 31, 2002, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.27%, 14.27% and 34.77%, respectively.

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

At December 31, 2002, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

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

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions that are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2002, the qualified thrift investments of the Bank were approximately 94.2% of its portfolio assets.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each of the Federal Home Loan Banks serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2002, the Bank had $4.1 million of Federal Home Loan Bank advances.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2002, the Bank had $354,000 in FHLB stock, which was in compliance with this requirement.

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

Bad Debt Reserves. In August 1997, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Bank must recapture that portion of its reserve, which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 2002, the Bank did not have any post-1987 excess reserves. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Bank's deferred tax liability.

At December 31, 2002, the federal income tax reserves of the Bank included $350,000 for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of the Bank in connection with the Conversion, the retained earnings of the Bank are substantially restricted.

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

Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. Corporations, which own 20% or more of the stock of a corporation distributing a dividend, may deduct 80% of the dividends, received. Corporations, which own less than 20% of the stock of a corporation distributing a dividend, may deduct 70% of the dividends received. However, a corporation that receives dividends from a member of the same affiliated group of corporations may deduct 100% of the dividends received.

Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

The Bank's federal income tax returns for the tax years ended 2002, 2001, 2000 and 1999 are open under the statute of limitations and are subject to review by the IRS. The Internal Revenue Service has not audited the Bank during the last five years.

State Taxation

The Company is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income, which is earned by the Company within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, the Bank is subject to the Louisiana Shares Tax, which is imposed on the assessed value of a company's stock. The formula for deriving the assessed value is 15% of the sum of:

(a) 20% of a company's capitalized earnings, plus

(b) 80% of our taxable stockholders' equity,

and to subtract from that figure 50% of our real and personal property assessment. Various items may also be subtracted in calculating a company's capitalized earnings. The Bank pays Louisiana Shares Tax on the assessed value of its stock at rates up to 16%. The Bank paid $49,000 and $0 in Louisiana Shares Tax in the years ended December 31, 2002 and 2001, respectively. The Bank expects to pay a similar amount of tax in 2003 as we did in 2002.

Item 2. Description of Property

At December 31, 2002, Globe Homestead conducted its business from its headquarters and sole office at 4051 Veterans Boulevard, Suite 100, Metairie, Louisiana 70002. The Bank leases space in the building at this site. The present lease expires in December 2007 and the Bank has two options to lease the property for an additional five years for each option.

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

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

The information required herein, to the extent applicable, is incorporated by reference from page 14 of the Company's 2002 Annual Report.

Item 6. Management's Discussion and Analysis or Plan of Operation

The information required herein is incorporated by reference from pages 6 to 12 of the Company's 2002 Annual Report.

Item 7. Financial Statements

The information required herein is incorporated by reference from pages 15 to 42 of the Company's 2002 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required herein is incorporated by reference from pages 3 to 5 and 7 of the definitive proxy statement of the Company for the Annual Meeting of Shareholders to be held on April 22, 2003, which will be filed within 120 days of December 31, 2002 ("Definitive Proxy Statement").

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

Item 13. Exhibits, List and Reports on Form 8-K

(a) Documents Field as Part of this Report

(1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

 Report of Independent Auditor
Consolidated Statements of Financial Condition at December 31, 2002 and 2001
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

Exhibit Index

2.1* Plan of Conversion
3.1* Articles of Incorporation of Globe Bancorp, Inc.
3.2* Bylaws of Globe Bancorp, Inc.
4.1* Stock Certificate of Globe Bancorp, Inc.
10.1** Employment Agreement among Globe Bancorp, Inc and Thomas J. Exnicios dated December 18, 2001
13.1 2002 Annual Report to Stockholders
23.0 Independent Auditor's Consent

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*) Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-57148)
filed by the Company with the SEC on March 16, 2001, as subsequently amended.
(**) Incorporated by reference from Exhibit 10.1 to the Company's Form 10 - KSB for the year ended December 31, 2001.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

Item 14. Controls and Procedures

Within 90 days prior to the date of this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBE BANCORP, INC.

Date: March 21, 2003	By: /s/ Thomas J. Exnicios
Thomas J. Exnicios
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Exnicios	March 21, 2003
Director, President and Chief Executive
Officer (Principal financial and accounting officer)

/s/ Michael H. Bagot	March 21, 2003
Board Chair

/s/ Mae H. Leaveau	March 21, 2003
Director, Vice President

/s/ Saxon J. Toca, III	March 21, 2003
Director, Secretary - Treasurer

/s/ Albert E. Briede, III	March 21, 2003
Director

/s/ John L. Gohres, Jr.	March 21, 2003
Director

/s/ Robert J. Gohres	March 21, 2003
Director

/s/ Madeleine B. Richard	March 21, 2003
Director

SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Thomas J. Exnicios, the Chief Executive Officer of Globe Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Globe Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within this entity, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003                                                                                                             /s/ Thomas J. Exnicios
                                                                                                                                                  Thomas J. Exnicios
                                                                                                                                                  Chief Executive Officer

SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Thomas J. Exnicios, the Chief Financial Officer of Globe Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Globe Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within this entity, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003                                                                                                             /s/ Thomas J. Exnicios
                                                                                                                                                  Thomas J. Exnicios
                                                                                                                                                  Chief Financial Officer