Form 10KSB/A
period 2002-12-31
GLOBE BANCORP INC
filed 2003-04-17
CIK 1136645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

                                                                                                      EXPLANATORY NOTE

This Form 10-KSB/A (the "Form 10-KSB/A") of Globe Bancorp, Inc. (the "Company") for the fiscal year ended December 31,
2002 is being filed to include the city and state of the independent auditors on the Independent Auditor's Report which was
omitted from the initial filing.    We have included Item 7, as amended, in this Form 10-KSB/A in its entirety.

PART II.

Item 7. Financial Statements

ROTH MURPHY SANFORD L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
228 ST. CHARLES AVENUE SUITE 1122
NEW ORLEANS, LOUISIANA 70130
TELEPHONE (504) 522-0792
FACSIMILE (504) 524-5235

Independent Auditor's Report

To the Stockholders and Board of Directors
Globe Bancorp, Inc.
Metairie, Louisiana

We have audited the accompanying consolidated statements of financial condition of Globe Bancorp, Inc. and its wholly-owned subsidiary, Globe Homestead Savings Bank, as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globe Bancorp, Inc. and its wholly-owned subsidiary, Globe Homestead Savings Bank, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Roth Murphy Sanford L.L.P.

New Orleans, Louisiana
January 17, 2003

Globe Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition
December 31, 2002 and 2001
	2002 _____________	2001 ______________
ASSETS

Cash	$ 173,053	$ 166,500
Interest bearing deposits	124,384	379,253
Federal funds sold	3,427,069	3,879,681
	_____________	______________
Total cash and cash equivalents	3,724,506	4,425,434

Securities available for sale (Note B)	3,100,700	4,094,480
Securities held to maturity (Note B)	2,809,338	1,988,661
Loans receivable, net (Note C)	23,201,585	21,216,530
Accrued interest receivable (Note D)	133,172	124,036
Federal Home Loan Bank stock, restricted, at cost	354,200	309,200
Prepaid expenses and other assets	118,838	112,792
Premises and equipment, net (Note E)	111,596	83,997
	____________	____________
Total assets	$ 33,553,935	$ 32,355,130
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note F)	$ 23,675,900	$ 20,766,537
Federal Home Loan Bank advances (Note H)	4,105,380	5,492,312
Advances from borrowers for taxes and insurance	147,922	152,497
Accrued expenses and other liabilities (Note G)	77,692	110,215
	_____________	______________
Total liabilities	28,006,894	26,521,561

Commitments and contingencies (Notes G, J, L, N, and O)

Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 3,000,000 shares
authorized; 304,175 shares issued and outstanding	3,042	3,042
Additional paid-in capital	2,725,844	2,721,753
Retained earnings, substantially restricted (Note L)	3,422,821	3,302,976
Treasury stock - 27,175 shares, at cost	(408,984)	-
Accumulated other comprehensive income	15,213	30,998
Unearned compensation (Note I)	(210,895)	(225,200)
	_____________	______________
Total stockholders' equity	5,547,041	5,833,569
	____________	____________
Total liabilities and stockholders' equity	$ 33,553,935	$ 32,355,130
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

Globe Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2002, 2001, and 2000
	2002 ____________	2001 _____________	2000 _____________
Interest income:
Loans receivable	$ 1,607,783	$ 1,354,464	$ 1,191,390
Securities held to maturity	170,376	13,499	-
Securities available for sale	109,937	268,148	522,677
Trading account securities	8,841	-	-
Other interest earning assets	81,219	137,543	75,440
	_________	_________	_________
Total interest income	1,978,156	1,773,654	1,789,507

Interest expense:
Deposits (Note F)	828,331	967,352	943,769
Federal Home Loan Bank advances	264,860	224,605	287,637
Other	-	4,368	-
	_________	_________	_________
Total interest expense	1,093,191	1,196,325	1,231,406

Net interest income	884,965	577,329	558,101
(Recovery of) provision for loan losses (Note C)	(1,024)	8,624	5,323
Net interest income after (recovery of) provision for loan losses	885,989	568,705	552,778

Noninterest income:
Net realized gain on sales of securities available for sale (Note B)	19,737	17,678	-
Net realized gain on sales of trading account securities (Note B)	11,648	-	-
Income on foreclosed real estate	-	2,864	-
Services charges	2,342	2,947	3,012

Total noninterest income	33,727	23,489	3,012

Noninterest expenses:
Salaries and employee benefits	306,605	276,171	241,439
Occupancy expense (Note J)	93,170	87,047	86,060
Taxes and assessments	55,246	2,286	2,042
Professional fees	50,506	37,466	14,200
Service bureau expense	45,964	33,600	39,126
General insurance	18,648	19,430	18,346
SAIF deposit insurance premium and examination fees	18,187	12,053	12,329
Office expense	16,546	16,408	21,786
Loss on sale of loan	-	1,158	-
Net realized loss on sales of securities available for sale	-	-	3,566
Loss and expenses on foreclosed real estate	-	-	1,719
Other	16,225	17,496	21,197

Total noninterest expenses	621,097	503,115	461,810

The accompanying notes are an integral part of these consolidated financial statements.

Globe Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2002, 2001, and 2000

(Continued)

	2002 _____________	2001 _____________	2000 ____________

Income before income taxes	298,619	89,079	93,980
Income tax expense (Note G)	98,411	20,830	18,419
	_____________	_____________	____________
Net income	$ 200,208	$ 68,249	$ 75,561
	===========	===========	==========
Earnings per share:
Basic earnings per share	$ .73	$ .24	$ -
	===========	===========	==========
Diluted earnings per share	$ .73	$ .24	$ -
	===========	===========	==========

The accompanying notes are an integral part of these consolidated financial statements.

Globe Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2002, 2001, and 2000
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Stockholders' Equity
Balances, January 1, 2000	$ -	$ -	$ -	$ 3,201,142	$ -	$ (54,100)	$ -	$ 3,147,042
Comprehensive income:
Net income				75,561				75,561
Other comprehensive income, net of tax:
Change in unrealized loss on securities available for sale, net of tax of $28,656						55,628		55,628
Less-reclassification adjustment, net of tax of $2,517						(4,885)		(4,885)
Other comprehensive income								50,743
Total comprehensive income	__________	__________	_____________	_____________	_____________	______________	_______________	126,304

Balances, December 31, 2000	-	-	-	3,276,703	-	(3,357)	-	3,273,346
Issuance of common stock, net		3,042	2,719,486					2,722,528
Acquisition of unearned ESOP shares							(243,340)	(243,340)
Contribution to ESOP			2,267				18,140	20,407
Dividends paid				(41,976)				(41,976)
Comprehensive income:
Net income				68,249				68,249
Other comprehensive income, net of tax:
Change in unrealized loss on securities available for sale, net of tax of $17,320						33,620		33,620
Plus-reclassification adjustment, net of tax of $378						735		735
Other comprehensive income								34,355
Total comprehensive income	__________	__________	_____________	_____________	_____________	______________	_______________	102,604

Balances, December 31, 2001	-	3,042	2,721,753	3,302,976	-	30,998	(225,200)	5,833,569
Contribution to ESOP			4,091				14,305	18,396
Dividends paid				(80,363)				(80,363)
Purchase of common stock for treasury					(408,984)			(408,984)
Comprehensive income:
Net income				200,208				200,208
Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale, net of tax of $2,092						(4,061)		(4,061)
Plus-reclassification adjustment, net of tax of $6,039						(11,724)		_______(11,724)
Other comprehensive income								_______(15,785)
Total comprehensive income	__________	__________	_____________	_____________	_____________	______________	_______________	184,423
Balances, December 31, 2002	$ -	$ 3,042	$ 2,725,844	$ 3,422,821	$ (408,984)	$ 15,213	$ (210,895)	$ 5,547,041
	========	========	==========	==========	==========	===========	============	============

The accompanying notes are an integral part of these consolidated financial statements.

Globe Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001, and 2000
	2002 _____________	2001 _____________	2000 _____________
Cash flows from operating activities:
Net income	$ 200,208	$ 68,249	$ 75,561
Adjustments to reconcile net income to net cash provided by operating activities:
Premium and discount amortization on securities	16,477	16,488	4,609
Contribution to ESOP	18,397	20,407	-
(Accretion) of deferred loan fees net of amortized costs	(212)	(8,195)	(968)
Capitalization of loan origination costs	(24,979)	(23,223)	(19,103)
Loan fees received	26,174	22,083	17,003
Loss on sale of loan	-	1,158	-
Purchases of trading account securities	(2,055,320)	-	-
Proceeds from sales of trading account securities	2,066,781	-	-
Net (gain) loss on sales of securities available for sale	(19,737)	(17,678)	3,566
(Gain) on sales of trading account securities	(11,648)	-	-
Loan charge-off	-	-	(14,819)
(Recovery of) provision for loan losses	(1,024)	8,624	5,323
Depreciation and amortization	23,608	18,813	18,320
Federal Home Loan Bank stock dividends	(9,900)	(12,300)	(21,900)
(Increase) decrease in accrued interest receivable	(9,136)	600	(6,213)
(Increase) in prepaid expenses and other assets	(6,046)	(31,363)	(17,141)
(Decrease) increase in other liabilities	(24,393)	11,719	(45)

Net cash provided by operating activities	189,250	75,382	44,193

Cash flows from investing activities:
Loan originations	(6,138,042)	(8,003,245)	(4,355,184)
Principal repayments on loans	4,153,028	3,989,226	2,690,004
Proceeds from sale of loan	-	115,823	-
Purchases of securities available for sale	(3,178,798)	(3,522,393)	(5,117,473)
Purchases of securities held to maturity	(1,478,525)	(2,006,450)	-
Proceeds from sales of securities available for sale	3,288,958	3,527,858	4,275,206
Principal repayments on securities available for sale	871,640	1,905,045	1,916,562
Principal repayments on securities held to maturity	649,359	17,708	-
Purchase of Federal Home Loan Bank stock	(35,100)	-	(59,100)
Additions to equipment and leasehold improvements	(51,207)	(4,477)	(9,663)

Net cash (used in) investing activities	(1,918,687)	(3,980,905)	(659,648)

The accompanying notes are an integral part of these consolidated financial statements.

Globe Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001, and 2000
(Continued)
	2002 _____________	2001 _____________	2000 _____________
Cash flows from financing activities:
Net increase (decrease) in deposit accounts	2,909,363	2,955,604	(427,640)
Net (decrease) increase in Federal Home Loan Bank advances	(1,386,932)	1,992,312	-
Net (decrease) increase in advances from borrowers for taxes and insurance	(4,575)	20,729	(3,582)
Net proceeds from issuance of common stock	-	2,479,186	-
Purchase of common stock for treasury	(408,984)	-	-
Dividends paid	(80,363)	(41,976)	-

Net cash provided by (used in) financing activities	1,028,509	7,405,855	(431,222)

Net (decrease) increase in cash and cash equivalents	(700,928)	3,500,332	(1,046,677)
Cash and cash equivalents at beginning of year	4,425,434	925,102	1,971,779

Cash and cash equivalents at end of year	$ 3,724,506	$ 4,425,434	$ 925,102
	===========	===========	===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposit accounts	$ 260,822	$ 319,576	$ 324,875
	===========	===========	===========

Interest on Federal Home Loan Bank advances	$ 273,353	$ 214,800	$ 289,855
	===========	===========	===========
Income taxes	$ 86,008	$ 15,000	$ 10,000
	===========	===========	===========
Noncash disclosures:
(Decrease) increase in unrealized gain on securities available for sale	$ (23,916)	$ 52,053	$ 76,882

Decrease (increase) in deferred tax on unrealized gain on securities available for sale	8,131	(17,698)	(26,139)

(Decrease) increase in unrealized loss on securities available for sale included in the accompanying consolidated statements of equity	$ (15,785)	$ 34,355	$ 50,743
	===========	===========	===========
Change in due to broker for Federal Home Loan Bank Note traded in 1999 and settled in 2000	$ -	$ -	$ (974,060)
	===========	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001, and 2000

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Basis of presentation and nature of operations

The consolidated financial statements include the accounts of Globe Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Globe Homestead Savings Bank (the Bank). In July 2001, the subsidiary changed its name from Globe Homestead Federal Savings Association (the Association) to Globe Homestead Savings Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The conversion was accounted for under the pooling of interests method of accounting. The Company sold 304,175 shares of common stock in the subscription offering, 24,334 shares of which were acquired by its Employee Stock Ownership Plan. Costs associated with the conversion amounted to $319,224 in 2001.

The Company is a holding company whose most significant asset is its ownership of all of the common stock of the Bank, and therefore, nearly all activities for the consolidated entity are carried out by the Bank. The Bank provides a variety of financial services to individuals in the metropolitan New Orleans area through its single office in Metairie, Louisiana. The Bank's primary lending products are single-family residential loans. The Bank's primary deposit products are passbooks and certificates of deposit.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance or changes in valuation may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's estimated allowance for loan losses and valuation of foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance or changes to the valuation based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses and valuation of foreclosed real estate may change materially in the near term.

Cash equivalents

Cash equivalents of $3,551,453 and $4,258,934 at December 31, 2002 and 2001, consisted of federal funds sold and interest bearing deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

Securities that are bought and held by the Company primarily for the purpose of selling them in the near future are classified as trading securities and reported at fair value. Unrealized gains and losses are included in earnings. The Company had no trading securities at December 31, 2002 or 2001.

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

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS - Continued

Loans receivable

Loans receivable, that management has the intent and ability to hold until maturity or payoff, are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan origination fees and discounts. Interest on loans is recognized based on the principal amount using the interest method.

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

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS - Continued

Federal Home Loan Bank stock

The Bank is a member of the FHLB of Dallas. As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas equal to at least 1% of its aggregate unpaid residential mortgage loans. The Bank is in compliance with this requirement. FHLB stock is redeemable at par value at the discretion of the FHLB of Dallas and is used to collateralize FHLB advances. The stock is carried at cost which approximates market.

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

Income taxes

Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes in the period of enactment. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred income taxes on temporary differences arising from differences between the amount of taxable income and pre-tax financial income and between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

The principal items resulting in deferred taxes are loan fees and costs, provision for loan losses, FHLB stock dividends, depreciation and amortization, ESOP expense, and the unrealized gain or loss on securities available for sale.

Earnings per common share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense was $6,256, $11,078, and $12,006 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements in order to conform to the classifications adopted for reporting in 2002.

Recent accounting pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective upon issuance. This statement rescinds FASB Statements No. 4, 44, and 64. Statement No. 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this accounting standard did not have an effect on the Company's financial condition or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this accounting standard is not expected to have a material effect on the Company's financial condition or results of operations.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, effective either on or after October 1, 2002, as defined. This statement removes acquisitions of financial institutions from the scope of Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statements No. 141 and 142. The adoption of this accounting standard is not expected to have a material effect on the Company's financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, effective upon issuance. This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The adoption of this accounting standard did not have a material effect on the Company's financial condition or results of operations.

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

B. SECURITIES

The carrying amounts and estimated fair values of securities are summarized as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:

December 31, 2002:
Mortgage-backed securities	$ 1,270,970	$ 26,181	$ -	$ 1,297,151
U.S. agency securities	1,806,680	4,335	(7,466)	1,803,549

Total	$ 3,077,650	$ 30,516	$ (7,466)	$ 3,100,700
	============	============	============	============
December 31, 2001:
Mortgage-backed securities	$ 2,575,118	$ 56,395	$ -	$ 2,631,513
U.S. agency securities	1,472,396	-	(9,429)	1,462,967

Total	$ 4,047,514	$ 56,395	$ (9,429)	$ 4,094,480
	============	============	============	============
Held to maturity:

December 31, 2002:	$ 2,809,338	$ 99,704	$ -	$ 2,909,042
Mortgage-backed securities	============	============	============	============

December 31, 2001:	$ 1,988,661	$ -	$ (53,398)	$ 1,935,263
Mortgage-backed securities	============	============	============	============

During 2002, 2001, and 2000, the Company sold certain securities available for sale for total proceeds of $3,288,958, $3,527,858, and $4,275,206, respectively, resulting in gross realized gains of $20,677, $24,844, and $8,666, respectively, and gross realized losses of $940, $7,166, and $12,232, respectively. In 2002, the Company purchased trading account securities. These securities were sold for total proceeds of $2,066,781 resulting in gross realized gains of $11,648. There were no realized losses.

At December 31, 2002 and 2001, the Company had no outstanding commitments to purchase or sell securities.

The scheduled contractual maturities of securities at December 31, 2002, are as follows:
	Amortized	Fair
	Cost	Value
Available for sale:

Due in one year or less	$ -	$ -
Due from one year to five years	1,000,000	1,004,335
Due from five years to ten years	-	-
Due after ten years	2,077,650	2,096,365
	$ 3,077,650	$ 3,100,700
	==========	==========

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

B. SECURITIES - Continued
	Amortized	Fair
	Cost	Value
Held to maturity:

Due in one year or less	$ -	$ -
Due from one year to five years	-	-
Due from five years to ten years	-	-
Due after ten years	2,809,338	2,909,042
	$ 2,809,338	$ 2,909,042
	==========	==========

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

C. LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:
	2002	2001
First mortgage loans:
Secured by one-to-four
family residences	$ 22,052,616	$ 20,195,715
Construction	170,000	-
Unadvanced loan funds	(135,000)	-
Secured by other properties	621,897	641,312
	22,709,513	20,837,027
Less net deferred loan origination fees	(24,253)	(24,383)
Total first mortgage loans	22,685,260	20,812,644
Home equity line of credit	299,636	186,938
Savings account loans	316,689	303,369
SBA loans	-	14,603
Less allowance for loan losses	(100,000)	(101,024)

	$ 23,201,585	$ 21,216,530
	===========	===========

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:
	2002	2001

Balance at beginning of year	$ 101,024	$ 92,400
Provision for loan losses	-	8,624
Recoveries	(1,024)	-
Charge-offs	-	-
	$ 100,000	$ 101,024
Balance at end of year	========	========

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

At December 31, 2002 and 2001, the Bank had no outstanding commitments to purchase or sell loans.

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

C. LOANS RECEIVABLE - Continued

At December 31, 2002 and 2001, the total recorded investment in loans on nonaccrual amounted to $0 and $23,111. There were no loans past due ninety days or more and still accruing interest at December 31, 2002 or 2001.

The Company has collateralized its advances from the FHLB with a blanket floating lien on its qualifying first mortgage loans.

D. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31 is summarized as follows:
	2002	2001

Securities available for sale	$ 12,457	$ 22,594
Securities held to maturity	13,903	9,912
Loans receivable	106,812	92,529
Reserve for uncollected interest - loans receivable	-	(999)

	$ 133,172	$ 124,036
	============	============

E. PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:
	2002	2001

Leasehold improvements	$ 115,862	$ 115,862
Furniture, fixtures and equipment	90,458	39,251
	206,320	155,113
Less accumulated depreciation and
amortization	(94,724)	(71,116)
	$ 111,596	$ 83,997
	=============	=============

F. DEPOSITS

Deposits at December 31 are summarized as follows:

	Weighted average interest rate
	2002	2001	2002	2001

Passbooks	2.27%	2.55%	$ 8,158,434	$ 3,230,786
Certificates of deposit	3.61%	4.66%	15,517,466	17,535,751

	3.15%	4.33%	$ 23,675,900	$ 20,766,537
			==============	==============

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

F. DEPOSITS - Continued

At December 31, 2002 scheduled maturities of certificates of deposit are as follows:

2003	$ 11,064,079
2004	2,474,772
2005	1,142,654
2006	98,332
2007	737,629
$ 15,517,466
==============

Interest expense on deposits for the years ended December 31 is summarized as follows:

	2002	2001	2000

Passbooks	$ 150,500	$ 78,439	$ 65,608
Certificates of deposit	677,831	888,913	878,161

	$ 828,331	$ 967,352	$ 943,769
	=============	=============	=============

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 or more was approximately $2,631,000 and $2,656,000 at December 31, 2002 and 2001.

G. INCOME TAXES

The Bank had qualified under provisions of the Internal Revenue Code which permitted a special bad debt deduction from taxable income based on a percentage of taxable income, or on specified experience formulas. As a result of the bad debt deductions, retained earnings at December 31, 2002 and 2001, includes accumulated earnings of approximately $350,000 on which federal income taxes have not been provided. If, in the future, the Bank no longer complies with the regulations this would be included in taxable income.

Income tax expense for the years ended December 31 is summarized as follows:

	2002	2001	2000
Currently payable:
Federal	$ 82,617	$ 17,876	$ 8,494
State	8	147	-
Deferred	15,786	2,807	9,925
	$ 98,411	$ 20,830	$ 18,419
	=============	=============	=============

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

G. INCOME TAXES - Continued

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows:
	2002	2001	2000

Tax at statutory rate (34%)	$ 101,530	$ 30,287	$ 31,953
Increase (decrease) in taxes
resulting from:
Surtax exemption	(3,667)	(11,750)	(11,750)
Nondeductible expenses	1,154	545	1,093
Other, net	(606)	1,748	(2,877)

Income tax expense	$ 98,411	$ 20,830	$ 18,419
	=============	=============	=============
Effective tax rate	33.0%	23.4%	19.6%

At December 31 the net deferred income tax asset (liability) is summarized as follows:

	2002	2001

Deferred tax assets:	$ 4,038	$ 3,714
Accumulated depreciation and amortization	2,538	1,029
Unrealized loss on securities available for sale	-	-
Other	-	1,539
Total deferred tax assets	6,576	6,282

Deferred tax liabilities:
FHLB stock dividends	(36,430)	(33,193)
Unrealized gain on securities available for sale	(10,375)	(15,968)
ESOP expense	(5,927)	-
Accumulated depreciation and amortization	(4,378)	-
Total deferred tax liabilities	(57,110)	(49,161)

Valuation allowance	-	-

	$ (50,534)	$ (42,879)
	=========	=========

The net deferred income tax liability at December 31, 2002 and 2001, has been included in the liability classification, "Accrued expenses and other liabilities."

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

H. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At December 31, 2002 and 2001, the Company had outstanding advances from the FHLB of $4,105,380 and $5,492,312 at fixed rates. The rates at December 31, 2002, ranged from 4.069% to 5.780%. At December 31, 2002, the scheduled maturities of the advances were as follows:

2003	$ 1,364,840
2004	380,591
2005	397,025
2006	414,171
2007	196,442
Thereafter	1,352,311
$ 4,105,380
==========

I. EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Bank. The Company makes contributions to the ESOP to fund the ESOP's debt service. All dividends received by the ESOP are used to pay debt service. The ESOP shares are pledged as collateral for its note payable. The note payable is being repaid based on a fifteen-year amortization schedule, and the shares are being released for allocation to active employees annually over the fifteen-year period. The note payable requires fifteen equal annual payments including principal and interest (8.5%).

The Company accounts for the ESOP in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is recorded as a debt of the Bank and the shares pledged as collateral are deducted from stockholders' equity as unearned compensation in the accompanying consolidated statements of financial condition. The Company's loan asset and the Bank's debt liability eliminates in consolidation. As shares are released from collateral, the Company reports compensation expense equal to the average fair value of the shares and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recoded as a reduction of debt. The ESOP was established in 2001; ESOP compensation expense was $18,397 and $20,407 in 2002 and 2001.

The ESOP shares as of December 31 were as follows:

	2002	2001
Shares released for allocation or committed
to be released	3,245	1,622
Unreleased shares	21,089	22,712

Total ESOP shares	24,334	24,334
	======	======

Fair value of unreleased shares	$ 317,389	$ 255,510
	=========	=========

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

J. COMMITMENTS

In the normal course of business, the Company incurs various commitments and contingent liabilities that are not reflected in the financial statements (Note N).

The Company operates in a leased facility. The Company exercised its first renewal option in 2002 effective for the five-year period beginning January 1, 2003. The Company has two (2) additional five-year options remaining to renew the lease at the then current market rate. The minimum rental payment required under the terms of the lease at December 31, 2002, are as follows:

2003	$ 57,652
2004	58,694
2005	59,388
2006	60,083
2007	60,777

$296,594
========

Rental expense under the operating lease amounted to $53,831 in 2002, 2001, and 2000, respectively, and is included in occupancy expense.

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

Beginning balance at January 1, 2002	$ 779,752
Loan originations	17,532
Principal repayments	(48,909)

Ending balance at December 31, 2002	$ 748,375
==========

Directors had $98,059 of unfunded home equity line of credit commitments at December 31, 2002.

Deposits for the officers and directors totaled $663,225 at December 31, 2002. Two of the directors are owners of an insurance agency through which the Company obtains its insurance coverage. The premiums paid to this agency were $18,663, $30,771, and $7,001 in 2002, 2001, and 2000, respectively.

The same individual serves as the President and Chief Executive Officer of both the Company and the Bank under separate employment contracts. Each contract is for a three-year term ending December 18, 2004, and covers primarily compensation and termination.

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

L. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OTS. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes have changed the Bank's prompt corrective action category.
					To be Well
			For Capital		Capitalized under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2002
Total risk-based capital
(to risk-weighted assets)	$4,798,175	34.77%	$1,104,112	>8.00%	$1,380,140	>10.00%

Tier I capital (to risk -
weighted assets)	$4,698,175	34.05%	$ 552,056	>4.00%	$ 828,084	> 6.00%

Tier I capital (to adjusted
total assets)	$4,698,175	14.27%	$1,317,546	>4.00%	$1,646,933	> 5.00%

December 31, 2001
Total risk-based capital
(to risk-weighted assets)	$4,580,771	36.53%	$1,003,127	>8.00%	$1,253,908	>10.00%

Tier I capital (to risk -
weighted assets)	$4,479,747	35.73%	$ 501,533	>4.00%	$ 752,345	> 6.00%

Tier I capital (to adjusted
total assets)	$4,479,747	14.35%	$1,250,026	>4.00%	$1,562,533	> 5.00%

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

L. REGULATORY MATTERS - Continued

Tangible capital and risk-based capital are calculated as follows:

	2002	2001

GAAP capital	$ 4,713,388	$ 4,512,923
Accumulated other comprehensive
(income) loss	(15,213)	(33,176)
Tangible capital	4,698,175	4,479,747
Allowance for loan losses	100,000	101,024

Risk-based capital (regulatory capital)	$ 4,798,175	$ 4,580,771
	==========	==========

At December 31, 2002 and 2001, the Bank met the tangible capital requirement of 1.50% of total assets. At December 31, 2002 and 2001, the Bank's tangible capital was $4,698,175 or 14.27% of total assets and $4,479,747 or 14.35% of adjusted total assets.

In accordance with OTS regulations, at the time that the Bank converted from mutual to stock form, the Bank established a liquidation account with an initial balance equal to the Bank's total equity as of the date of the latest balance sheet appearing in the prospectus, December 31, 2000 ($3,276,703). The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that the eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, and in only such an event, each account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends or repurchase its common stock if such dividends or repurchases would reduce its equity below applicable regulatory capital requirements or the required liquidation account amount. At December 31, 2002 and 2001, the balance of the liquidation account was $1,686,926 and $2,214,153.

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

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

M. EARNINGS PER SHARE

The following components used to calculate earnings per share (EPS) are as follows for years ended December 31:
	2002	2001	2000
Numerator:
Net income	$ 200,208	$ 68,249	$ 75,561
Effect of dilutive securities	-	-	-

Numerator for diluted EPS	$ 200,208	$ 68,249	$ 75,561
	========	=======	=======

Denominator:
Weighted average common
shares outstanding	274,805	280,100	N/A
Effect of dilutive stock options	-	-	N/A

Denominator for diluted EPS	274,805	280,100	N/A
	=======	=======	=======

Earnings per share:
Basic	$ .73	$ .24	N/A
	=======	=======	=======
Diluted	$ .73	$ .24	N/A
	=======	=======	=======

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

At December 31, 2002 and 2001, the Bank had loan commitments of $971,775 at a fixed rate of 6.06% and $479,250 at a fixed rate of 6.82%. At December 31, 2002 and 2001, the Bank had unfunded commitments under home equity lines of credit of $380,359 at a variable rate of 4.25% and $243,058 at a variable rate of 4.75%.

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

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

O. CONCENTRATION OF CREDIT RISK

The Company maintained cash accounts at various financial institutions during 2002 and 2001. The Bank Insurance Fund (BIF) provides insurance coverage only up to $100,000 in the aggregate at each institution; in the event of a failure of an institution, the BIF is not obligated to pay uninsured deposits. At various times in 2002 and 2001, the Company had funds on deposit at these institutions which were in excess of the insured amount. Deposits at the Federal Home Loan Bank are not subject to insurance coverage.

P. RETIREMENT PLAN

Until establishment of the ESOP in 2001, the Bank maintained a SIMPLE pension plan. Contributions to the SIMPLE pension plan, included in salaries and employee benefits, amounted to $3,652 and $5,152 in 2001 and 2000. The Bank was required to match up to 3% of the employee's compensation. The SIMPLE pension plan was terminated in September 2001.

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

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Variances between the carrying amount and the estimated fair value of loans reflect both credit risk and interest rate risk. The Company is protected against changes in credit risk by the reserve for loan losses, which totaled $100,000 and $101,024 at December 31, 2002 and 2001. For commitments to extend credit, the fair value considers the difference between current levels of interest rates and the committed rates along with the remaining terms and creditworthiness of the counter parties.

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

Q. FINANCIAL INSTRUMENTS - Continued

The fair value estimates presented are based on information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been revalued for purposes of these consolidated financial statements since those dates. Therefore, current estimates of fair value may differ significantly from the amounts presented.

	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
ASSETS
Cash and cash equivalents	$3,724,506	$ 3,724,506	$4,425,434	$ 4,425,434
Securities available for sale	3,100,700	3,100,700	4,094,480	4,094,480
Securities held to maturity	2,809,338	2,909,042	1,988,661	1,935,263
Loans receivable, net	23,201,585	24,209,621	21,216,530	21,585,546
LIABILITIES
Deposits	$23,675,900	$24,064,915	$20,766,537	$21,114,529
Federal Home Loan Bank Advances	4,105,380	4,329,552	5,492,312	5,445,238

OFF BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS (1):
Commitments to extend credit	$ 971,775	$ 28,000	$ 479,250	$ 5,000

(1) The amounts shown under the "carrying amount" represents the contract amount.

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

R. PARENT COMPANY FINANCIAL STATEMENTS

The financial statements for Globe Bancorp, Inc. (parent company only) are presented below. Globe Bancorp, Inc. was incorporated on March 12, 2001.

Globe Bancorp, Inc.
Statements of Financial Condition
December 31, 2002 and 2001

	2002	2001
Assets
Cash	$ 41	$ 8,312
Federal funds sold	583,958	604,853

Total cash and cash equivalents	583,999	613,165

Securities available for sale	-	486,562
Note receivable from ESOP	216,227	225,199
Accrued interest receivable	18	2,450
Prepaid expenses and other assets	33,417	7,416
Investment in subsidiary	4,713,388	4,512,923

Total assets	$ 5,547,049	$ 5,847,715
	===========	===========
Liabilities and Stockholders' Equity

Accounts payable	$ 8	$ 14,146

Total liabilities	8	14,146

Preferred stock	-	-
Common stock	3,042	3,042
Additional paid-in capital	2,500,644	2,496,553
Retained earnings	3,452,339	3,336,152
Treasury stock	(408,984)	-
Accumulated other comprehensive (loss)	-	(2,178)

Total stockholders' equity	5,547,041	5,833,569

Total liabilities and stockholders' equity	$ 5,547,049	$ 5,847,715
	===========	===========

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

R. PARENT COMPANY FINANCIAL STATEMENTS - Continued

Globe Bancorp, Inc.
Statements of Income
Year Ended December 31, 2002 and

For the Period from Inception (March 12, 2001) to December 31, 2001

	2002	2001

Income:

Interest on ESOP note receivable	$ 19,142	$ 9,974
Interest on federal funds sold	14,201	14,128
Realized gain on sales of securities
available for sale	6,715	-
Interest on securities available for sale	5,566	1,826
Equity in undistributed net income
of subsidiary	200,031	64,713

Total income	245,655	90,641

Expense:
Professional fees	19,915	17,410
Compensation expense	11,189	3,650
Office expense	4,492	319
Supervisory examination fees	4,125	-
Taxes and assessments	3,905	-
Occupancy expense	625	-
Other	1,191	242

Total expense	45,442	21,621

Income before income taxes	200,213	69,020

Income tax expense	5	771

Net income	$200,208	$68,249
	========	=======

Globe Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Continued)

R. PARENT COMPANY FINANCIAL STATEMENTS - Continued

Globe Bancorp, Inc.
Statements of Cash Flows
Year Ended December 31, 2002 and
For the Period from Inception (March 12, 2001) to December 31, 2001

Cash flows from operating activities:	2002	2001

Net income	$ 200,208	$ 68,249
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Equity in undistributed net income
of subsidiary	(200,031)	(64,713)
Gain on sales of securities
available for sale	(6,715)	-
Other, net	(38,831)	5,252

Net cash (used in) provided by operating activities	(45,369)	8,788

Cash flows from investing activities:

Proceeds from sales of securities
available for sale	999,781	-
Purchases of securities available for sale	(503,203)	(489,712)
Principal payment on ESOP note receivable	8,972	18,140
Investment in subsidiary	-	(1,379,403)

Net cash provided by (used in)
investing activities	505,550	(1,850,975)

Cash flows from financing activities:

Proceeds from issuance of common stock	-	2,497,328
Purchase of common stock for treasury	(408,984)	-
Dividends paid	(80,363)	(41,976)

Net cash (used in) provided by financing activities	(489,347)	2,455,352

Net (decrease) increase in cash and
cash equivalents	(29,166)	613,165

Cash and cash equivalents at
beginning of period	613,165	-

Cash and cash equivalents at end of year	$ 583,999	$ 613,165
	=========	=========

PART III

Item 13. Exhibits, List and Reports on Form 8-K

Item 13 of the Form 10-KSB is hereby amended and restated in its entirety to read as follows:

(a) Documents Field as Part of this Report

(1) The following financial statements are incorporated by reference from Item 7 hereof :

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

(3) The following exhibits are filed as part of this Form 10-KSB/A and this list includes the Exhibit Index.

Exhibit Index

2.1*            Plan of Conversion
3.1*            Articles of Incorporation of Globe Bancorp, Inc.
3.2*            Bylaws of Globe Bancorp, Inc.
4.1*            Stock Certificate of Globe Bancorp, Inc.
10.1**        Employment Agreement among Globe Bancorp, Inc and Thomas J. Exnicios dated December 18, 2001
13.1***      2002 Annual Report to Stockholders
23.0****    Independent Auditor's Consent
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
(**)       Incorporated by reference from Exhibit 10.1 to the Company's Form 10 - KSB for the year ended December 31, 2001.
(***)     Incorporated by reference from Exhibit 13.1 to the Company's Form 10 - KSB for the year ended December 31, 2002.
(****)   Incorporated by reference from Exhibit 23.0 to the Company's Form 10 - KSB for the year ended December 31, 2002.

(b) Reports on Form 8-K

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment on
Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBE BANCORP, INC.

Date: April 17, 2003	By: /s/ Thomas J. Exnicios
Thomas J. Exnicios President and Chief Executive Officer

SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Thomas J. Exnicios, the Chief Executive Officer of Globe Bancorp, Inc., certify that:

1. I have reviewed this amendment to annual report on Form 10-KSB/A of Globe Bancorp, Inc.;

2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: April 17, 2003                                                                                                               /s/ Thomas J. Exnicios
                                                                                                                                                  Thomas J. Exnicios
                                                                                                                                                  Chief Executive Officer

SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Thomas J. Exnicios, the Chief Financial Officer of Globe Bancorp, Inc., certify that:

1. I have reviewed this amendment to annual report on Form 10-KSB/A of Globe Bancorp, Inc.;

2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: April117, 2003                                                                                                              /s/ Thomas J. Exnicios
                                                                                                                                                  Thomas J. Exnicios
                                                                                                                                                  Chief Financial Officer