Form 10QSB
period 2003-03-31
GLOBE BANCORP INC
filed 2003-05-01
CIK 1136645

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of May 1, 2003: 277,000

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

GLOBE BANCORP, INC.
Form 10 - QSB
Quarter Ended March 31, 2003

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 Item 2 Item 3

PART I - FINANCIAL INFORMATION

Financial Statements

Consolidated Statements of Financial Condition at March 31, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Income and Comprehensive Income (Unaudited)
for the Three Months ended March 31, 2003 and 2002

Consolidated Statements of Changes in Equity (Unaudited) for the Three
Months ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows (Unaudited) for the Three Months
ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Controls and Procedures

Page 3 4 6 7 8 9 13

Item 1 Item 2 Item 3 Item 4 Item 5 Item 6 Signatures Exhibit 99.1

PART II - OTHER INFORMATION

Legal Proceedings

Changes in Securities and Use of Proceeds

Defaults Upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits and Reports on Form 8-K

Certification of Chief Executive Officer and Chief Financial Officer

14 14 14 14 14 14 14 17

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2003 AND DECEMBER 31, 2002

MARCH 31, 2003 (Unaudited)	DECEMBER 31, 2002

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

Total liabilities

Preferred stock - $.01 par value, 500,000 shares
     authorized, none issued or outstanding
Common stock - $.01 par value, 3,000,000 shares
     authorized, 304,175 shares issued and outstanding
     at March 31, 2003
Additional paid-in capital
Retained earnings, substantially restricted
Treasury stock - 27,175 shares, at cost
Accumulated other comprehensive income
Unearned compensation

Total stockholders' equity

Total liabilities and stockholders' equity

$       207,767
343,530
     2,531,241
3,082,538
4,720,306
2,482,510
22,854,330
138,723
356,300
124,709
        104,777

$33,864,193
==========

$24,012,057
4,015,611
115,593
       132,219

  28,275,480

-

3,042
2,725,844
3,466,490
(408,984)
13,216
     (210,895)

    5,588,713

$33,864,193
==========

$      173,053
124,384
    3,427,069
3,724,506
3,100,700
2,809,338
23,201,585
133,172
354,200
118,838
        111,596

$33,553,935
==========

$23,675,900
4,105,380
147,922
         77,692

  28,006,894

-

3,042
2,725,844
3,422,821
(408,984)
15,213
(210,895)

    5,547,041

$33,553,935
==========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended
March 31, 2003 (Unaudited)	March 31, 2002 (Unaudited)

INTEREST INCOME:
Loans receivable
Securities available for sale
Securities held to maturity
Trading account securities
Other interest earning assets
     Total interest income

INTEREST EXPENSE:
Deposits
Federal Home Loan Bank advances
Total interest expense

Net interest income
Provision for (recovery of) loan losses
Net interest income after provision for (recovery of) loan losses

NONINTEREST INCOME:
Service charges
Net realized gain on sales of securities available for sale
Total noninterest income

NONINTEREST EXPENSES:
Salaries and employee benefits
Occupancy expense
Taxes and assessments
Professional fees
Service bureau expense
Office expense
General insurance
SAIF deposit insurance and examination fees
Loss on trading account securities
Other
     Total noninterest expenses

Income before income taxes
Income tax expense

     NET INCOME

Basic earnings per common share

Diluted earnings per common share

$393,752
31,376
34,254
-
     9,816
  469,198

183,294
   48,299
 231,593

237,605
              -
 237,605

1,403
       351
    1,754

87,650
24,569
16,974
16,875
11,524
6,662
4,647
3,827
-
   858
 173,586

65,773
    22,104

$ 43,669
=======
$0.17
====
$0.17
====

$379,109
44,232
38,447
2,437
    21,280
  485,505

215,930
   71,793
 287,723

197,782
   (1,024)
 198,806
659
   15,326
   15,985

67,001
21,052
16,630
14,404
12,085
5,737
4,638
3,338
9,883
   6,003
 160,771

54,020
   12,623

$ 41,397
=======
$0.15
====
$0.15
====

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2003 and 2002

Three Months Ended
March 31, 2003 (Unaudited)	March 31, 2002 (Unaudited)

NET INCOME:

COMPREHENSIVE INCOME

Other comprehensive (loss)
Unrealized (loss) on investment securities
available for sale, net of deferred tax (benefit) and
reclassification adjustments

COMPREHENSIVE INCOME

$43,669 (1,997) $41,672 ======	$41,397 (6,700) $34,697 ======

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2003 And 2002

(UNAUDITED)
Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation	Total Equity

Balance, January 1, 2002

Net income
Other comprehensive
income, net of tax:
Unrealized loss on
securities

Balance, March 31, 2002

Balance, January 1,
2003

Net income
Other comprehensive
income, net of tax:
Unrealized (loss) on
securities

Balance, March 31, 2003

$ - $ - ========= $ - $ - =========	$ 3,042 $ 3,042 ========== $ 3,042 $ 3,042 ==========	$ 2,721,753 $ 2,721,753 ========= $ 2,725,844 $ 2,725,844 =========	$ 3,302,976 41,397 $ 3,344,373 ========== $ 3,422,821 43,669 $ 3,466,490 ==========	$ - $ - ========= $ (408,984) $ (408,984) ========	$ 30,998 (6,700) $ 24,298 ========== $ 15,213 (1,997) $ 13,216 =========	$ (225,200) $ (225,200) =========== $ (210,895) $ (210,895) =========	$ 5,833,569 41,397 (6,700) $ 5,868,266 ========= $ 5,547,041 43,669 (1,997) $ 5,588,713 ========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
Three months ended March 31,
2003	2002
(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash
    provided by operating activities:
Premium and discount amortization on securities
(Accretion) on loans
Capitalization of loan origination costs
Loan fees received
Purchases of trading account securities
Loss on trading account securities
Net (gain) on sales of securities available for sale
(Recovery of) loan losses
Depreciation and amortization
Federal Home Loan Bank stock dividends
(Increase) in accrued interest receivable
(Increase) decrease in prepaid expenses and other assets
Increase in other liabilities

Net cash provided by (used in) operating activities

$ 43,669 9,797 (564) (8,975) 21,956 - - (351) - 6,819 (2,100) (5,551) (5,871) 55,557 114,386	$ 41,397 3,013 (1,599) (3,092) 1,906 (988,634) 9,883 (15,326) (1,024) 4,034 (2.400) (28,538) (7,705) 24,190 (963,895)

Cash flows from investing activities:
Loan originations
Principal repayments on loans
Purchases of securities available for sale
Purchases of securities held to maturity
Proceeds from sales of securities available for sale
Principal repayments on securities available for sale
Principal repayments on securities held to maturity
Purchases of Federal Home Loan Bank stock

Net cash (used in) provided by investing activities

(2,854,817) 3,189,654 (2,796,887) - 477,425 691,672 322,541 - (970,412)	(495,382) 540,439 (497,300) (1,478,525) 1,985,288 369,407 55,482 (35,100) 444,309

Cash flows from financing activities:
Net increase in deposit accounts
Net (decrease) in Federal Home Loan Bank advances
Net (decrease) in advances from borrowers for taxes and insurance

Net cash provided by financing activities

Net (decrease) increase in cash and cash equivalents

Cash and cash equivalents at beginning of the period

Cash and cash equivalents at end of period

336,157 (89,770) (32,329) 214,058 (641,968) 3,724,506 $3,082,538 ========	812,307 (123,243) (57,703) 631,361 111,775 4,425,434 $4,537,209 ========

The accompanying notes are an integral part of these financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

Note 1 - Principals of Consolidation -

The accompanying consolidated financial statements at March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 include the accounts of Globe Bancorp, Inc. (the Company) and its wholly owned subsidiary, Globe Homestead Savings Bank (the Bank). Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. The Company's business is conducted principally through the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

Note 2 - Basis of Presentation -

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.

Note 3 - Employee Stock Ownership Plan-

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Bank. The ESOP shares were initially pledged as collateral for its debt. The debt is being repaid based on a fifteen-year amortization and the shares are being released for allocation to active employees annually over the fifteen-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets.

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares released. The Bank has accrued $7,000 of ESOP expense through
March 31, 2003.

The ESOP shares as of March 31, 2003 were as follows:
Shares released for allocation or committed to be released Unreleased shares Total ESOP shares Fair value of unreleased shares	3,245 21,089 24,334 ===== $332,995 =======	(1)

______________
(1) Based on market price on March 31, 2003.

Note 3 - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, which were 255,911 for the quarter ended March 31, 2003. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including the effect of diluted securities. The weighted average number of shares was 255,911 for the quarter ended March 31, 2003.

GLOBE BANCORP, INC. AND SUBSIDIARY

Item 2 - Management's Discussion And Analysis Of Consolidated Financial Condition And Results
of Operations

General

The following discussion compares the consolidated financial condition of Globe Bancorp, Inc. and Subsidiary at March 31, 2003 to December 31, 2002 and the results of operations for the quarter ended March 31, 2003 with the same period in 2002. Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

This quarterly report on Form 10-QSB includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risk and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10 - QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on noninterest income, provision for loan losses, noninterest expenses and federal income taxes. During the period reported herein, net interest income after provision for loan losses exceeded total noninterest expense. Total noninterest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses.

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

GLOBE BANCORP, INC. AND SUBSIDIARY

Changes in Financial Condition

Total assets increased by $310,000 or 0.92% from December 31, 2002 to March 31, 2003. The increase was primarily due to an increase of $1,620,000 or 52.23% in securities available for sale, partially offset by decreases of $642,000 or 17.24% in cash and cash equivalents, $347,000 or 1.50% in loans receivable and $327,000 or 11.63% in securities held to maturity. The Company has de-emphasized long-term fixed rate loans in view of the low interest rate environment. The Company purchased securities available for sale with cash available from loan repayments and the reduction of cash and cash equivalents. Loan demand was down in the first quarter of 2003.

The Bank did not have any classified assets on March 31, 2003 and December 31, 2002.

Deposits increased by $336,000 or 1.42% from December 31, 2002 to March 31, 2003. The increase was made up entirely by increases in interest-bearing deposits.

Federal Home Loan Bank ("FHLB") advances decreased $90,000 or 2.19% from December 31, 2002 to March 31, 2003. The decrease was due to normal loan amortization during the quarter.

Total stockholders' equity increased by $42,000 or 0.75% in the first three months of 2003. Equity was increased by net income of $44,000 and decreased by a $2,000 reduction in accumulated other comprehensive income during the period. Stockholders' equity at March 31, 2003 totaled $5,589,000 or 16.50% of total assets compared to $5,547,000 16.53% of assets at December 31, 2002.

Liquidity and Capital Resources

In the past, the Bank was required under federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings due in one year or less. At March 31, 2003, the Bank's liquidity was 22.84% or $4,659,000 in excess of the prior minimum OTS requirement. In March 2002, the OTS issued an interim rule that removed the requirement that savings institutions maintain an average daily balance of 4.0% of its liquidity base. The proposed rules require all savings institutions and service corporations to maintain sufficient liquidity to ensure their safe and sound operations. The Bank believes that it maintains sufficient liquidity to operate in a safe and sound manner.

At March 31, 2003, the Bank had outstanding commitments to originate $383,000 of loans, consisting primarily of one-to-four family mortgage loans. At the same time, commitments under unused lines of credit and loans in process amounted to $468,000. In addition, as of March 31, 2003, the total amount of certificates of deposit and Federal Home Loan Bank advances that were scheduled to mature in the following twelve months were $10,768,000 and $1,378,000, respectively. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At March 31, 2003, the Bank exceeded each of its capital requirements with ratios of 14.29%, 14.29% and 34.96%, respectively.

GLOBE BANCORP, INC. AND SUBSIDIARY

Results of Operations

Net income increased by $2,000 or 5.49% in the quarter ended March 31, 2003 compared to the respective period in 2002. The increase in net income for the period was primarily due to an increase in net interest income that was offset by a decrease in noninterest income and by increases in noninterest expenses and income tax expense.

Interest income decreased $16,000 or 3.36% for the quarter ended March 31, 2003 over the comparable 2002 period. This was primarily due to decreases in income from securities and other interest-earning assets and was partially offset by an increase in income from loans receivable. The increase in interest income on loans receivable of $15,000 or 3.86% for the quarter ended March 31, 2003 was due to an increase in the average balance of such assets which was partially offset by a decrease in the average yield on such assets. The average balance of loans receivable increased to $23,234,000 for the quarter ended March 31, 2003 compared to $21,268,000 for the quarter ended March 31, 2002. This increase of 9.24% in the average balance of loans receivable was attributable to the origination of $8,568,000 in loans, offset by $6,731,000 in repayments. The average yield decreased to 6.78% for the quarter ended March 31, 2003 compared to 7.13% for the quarter ended March 31, 2002 reflecting the declining interest rate environment. The decrease in interest income on investment securities of $19,000 or 22.89% for the quarter ended March 31, 2003 was due to a decrease in the yield on such assets that was partially offset by an increase in the average balance of such assets. The average balance of investment securities increased to $6,846,000 for the quarter ended March 31, 2003 compared to $6,022,000 for the quarter ended March 31, 2002. The increase of 13.68% in investment securities was attributable to a decrease in interest-earning assets in the first quarter of 2003 and the investment of excess funds in investment securities. The average yield decreased to 3.80% for the quarter ended March 31, 2003 compared to 5.71% for the quarter ended March 31, 2002 reflecting the declining interest rate environment. The decrease in interest income on other interest-earning assets of $11,000 or 53.87% for the quarter ended March 31, 2003 was due to a decrease in short-term interest rates that caused the average yield on other interest-earning assets to decrease from 1.74% for the three month period ended March 31, 2002 to 1.26% for the quarter ended March 31, 2003. The average balance of such assets decreased from $4,828,000 for the quarter ended March 31, 2002 to $3,166,000 for the quarter ended March 31, 2003.

&#Interest expense decreased $56,000 or 19.51% in the three months ended March 31, 2003 compared to the comparable 2002 period. This decrease was due to decreases in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits of $33,000 or 15.11% for the quarter ended March 31, 2003 was due to a decrease in the average rate paid on deposits that was partially offset by an increase in the average balance of such deposits. The average rate paid on deposits decreased from 4.11% for the quarter ended March 31, 2002 to 3.06% for the quarter ended March 31, 2003. Such decrease reflects the declining interest rate environment. The average balance of deposits increased to $23,912,000 for the quarter ended March 31, 2003 compared to $21,043,000 for the quarter ended March 31, 2002. Interest expense on FHLB advances decreased $23,000 or 32.72% for the quarter ended March 31, 2003 compared to the same period in 2002. The decrease for the 2003 quarter was due to a decrease in the average balance of such liabilities from $5,431,000 for the quarter ended March 31, 2002 to $4,061,000 for the quarter ended March 31, 2003. This decrease in the average balance was due to the repayment of a FHLB advance in the latter part of 2002 and regular amortization. A decline in short-term interest rates caused the average rate paid on FHLB advances to decrease from 5.30% for the quarter ended March 31, 2002 to 4.73% for the quarter ended March 31, 2003.

GLOBE BANCORP, INC. AND SUBSIDIARY

Net interest income increased $40,000 or 20.13% in the three months ended March 31, 2003 over the comparable 2002 period. This was primarily due to an increase in the interest rate spread partially offset by a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities. The interest rate spread increased to 2.34% for the quarter ended March 31, 2003 from 1.70% for the quarter ended March 31, 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 118.85% for the three months ended March 31, 2003 from 121.32% for the three months ended March 31, 2002. The net interest margin was 2.86% for the three months ended March 31, 2003 compared to 2.47% for the three months ended March 31, 2002.

There was no provision for loan losses for the three months ended March 31, 2003 compared to a recovery of $1,000 for the same period in 2002. At March 31, 2003 and March 31, 2002 the Bank did not have any non-accruing loans. The allowance for loan losses amounted to $100,000 at March 31, 2003, representing 0.44% of the total loans outstanding. The allowance for loan losses did not change for the quarter ended March 31, 2003. The Bank believes its allowance for loan losses was sufficient as of March 31, 2003.

Non-interest income decreased $14,000 or 89.03% for the three months ended March 31, 2003 compared to the respective period in 2002. The decrease for the three months ended March 31, 2003 was attributable to decreases in the gain on trading account securities partially offset by an increase in service charges. Gain on trading account securities decreased $15,000 or 97.71% in the three months ended March 31, 2003 over the comparable 2002 period. Income from service charges increased $1,000 or 112.94% in the three months ended March 31, 2003 over the comparable 2002 period.

Non-interest expenses increased $13,000 or 7.97% in the three months ended March 31, 2003 compared to the respective period in 2002. The increase in non-interest expenses was primarily due to an increase of $21,000 or 30.82% in salaries and employee benefits, $4,000 or 16.70% in occupancy expense, $2,000 or 17.15% in professional fees and $1,000 or 16.12% in office expense. The increases were partially offset by decreases of $10,000 or 100.00% in loss on trading account securities and $5,000 or 85.71% in other. The increase in salaries and employee benefits was due to the hiring of an additional staff member and the accrual of expenses relating to the ESOP. The increase in professional fees was due to the additional reporting requirements of a public company.

Income tax expense increased in the three months ended March 31, 2003 due to an increase in income before income taxes, compared to the same period in 2002. The effective tax rate for the three months ended March 31, 2003 and 2002 was 33.6% and 23.4%, respectively.

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

Item 3 - Controls and Procedures

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

Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

GLOBE BANCORP, INC.
Form 10-QSB
Quarter Ended March 31, 2003

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

               (b) Reports on Form 8-K:

                     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       GLOBE BANCORP, INC.
                                                                                                                       Registrant

Date: May 1, 2003                                                                                     By:/s/ Thomas J. Exnicios
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

Date: May 1, 2003                                                                                     /s/ Thomas J. Exnicios
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

Date: May 1, 2003                                                                                       /s/ Thomas J. Exnicios
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

EXHIBIT NO. 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned executive officer of Globe Bancorp, Inc. (the "Registrant") hereby certifies that the Registrant's Form 10-QSB for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

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

Date: May 1, 2003