Form 10QSB
period 2003-06-30
GLOBE BANCORP INC
filed 2003-08-06
CIK 1136645

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of August 6, 2003: 277,000

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

GLOBE BANCORP, INC.
Form 10 - QSB
Quarter Ended June 30, 2003

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 Item 2 Item 3

PART I - FINANCIAL INFORMATION

Financial Statements

Consolidated Statements of Financial Condition at June 30, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Income and Comprehensive Income (Unaudited)
for the Three and Six Months ended June 30, 2003 and 2002

Consolidated Statements of Changes in Equity (Unaudited) for the Six Months
ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows (Unaudited) for the Six Months ended
June 30, 2003 and 2002

Notes to Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Controls and Procedures

Page 3 4 6 7 8 9 13

Item 1 Item 2 Item 3 Item 4 Item 5 Item 6 Signatures Exhibit 31.1 Exhibit 31.2 Exhibit 32.1

PART II - OTHER INFORMATION

Legal Proceedings

Changes in Securities

Defaults Upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits and Reports on Form 8-K

Section 302 Certification of the Chief Executive Officer

Section 302 Certification of the Chief Financial Officer

Section 906 Certification of Chief Executive Officer and Chief Financial Officer

14 14 14 14 14 14 15 16 17 18

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2003 AND DECEMBER 31, 2002

JUNE 30, 2003 (Unaudited)	DECEMBER 31, 2002* (Unaudited)

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

Total liabilities

Preferred stock - $.01 par value, 500,000 shares
     authorized, none issued or outstanding
Common stock - $.01 par value, 3,000,000 shares
     authorized, 304,175 shares issued and outstanding
     at June 30, 2003
Additional paid-in capital
Retained earnings, substantially restricted
Treasury stock - 27,175 shares, at cost
Accumulated other comprehensive income
Unearned compensation

Total stockholders' equity
Total liabilities and stockholders' equity

$      47,232
570,004
2,849,000
3,466,236
3,026,674
2,169,293
23,927,414
138,419
358,500
120,272
103,284

$33,310,092
=========

$23,517,160
3,924,887
135,933
142,714

  27,720,694

-

3,042
2,725,844
3,461,769
(408,984)
18,622
     (210,895)

    5,589,398

$33,310,092
=========

$      173,053
124,384
3,427,069
3,724,506
3,100,700
2,809,338
23,201,585
133,172
354,200
118,838
111,596

$33,553,935
=========

$23,675,900
4,105,380
147,922
77,692

  28,006,894

-

3,042
2,725,844
3,422,821
(408,984)
15,213
(210,895)

    5,547,041

$33,553,935
=========

The accompanying notes are an integral part of these consolidated financial statements.

*The consolidated statement of financial condition at December 31, 2002 has been taken from the audited consolidated statement of financial condition of that date. See notes to unaudited consolidated financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended		Six Months Ended
June 30, 2003 (Unaudited)	June 30, 2002 (Unaudited)	June 30, 2003 (Unaudited)	June 30, 2002 (Unaudited)

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
     Total noninterest expenses

Income before income taxes
Income tax expense

     NET INCOME

Basic earnings per common share

Diluted earnings per common share

$376,420
29,180
29,259
-
   10,427
  445,286

164,243
   47,323
 211,566

233,720
              -

 233,720

1,564
-
             -
    1,564

88,904
29,462
15,000
18,728
10,328
3,684
4,741
3,826
   1,143
  175,816

59,468
    19,405

$ 40,063
=======
$0.16
====
$0.16
====

$394,623
30,394
47,235
5,521
    20,213
  497,986

210,620
   65,719
 276,339

221,647
             -

 221,647
703
4,701
   18,398
   23,802

76,594
24,696
13,075
14,770
10,710
6,369
4,638
3,353
   1,143
 155,348

90,101
   32,032

$ 58,069
=======
$0.21
====
$0.21
====

$770,171
60,556
63,513
-
    20,243
  914,483

347,537
95,622
 443,159

471,324
             -

 471,324

2,967
351
              -
     3,318

176,553
54,031
31,974
35,603
21,852
10,346
9,387
7,654
      2,001
  349,401

125,241
    41,509

$ 83,732
=======
$0.33
====
$0.33
====

$773,733
74,625
85,682
7,958
    41,494
  983,492

426,550
137,512
 564,062

419,430
   (1,024)

 420,454

1,362
20,028
     8,515
   29,905

143,596
45,749
29,705
29,175
22,794
12,106
9,276
6,691
      7,147
  306,239

144,120
    44,655

$ 99,465
=======
$0.35
====
$0.35
====

The accompanying notes are an integral part of these consolidated financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three Months Ended		Six Months Ended
June 30, 2003 (Unaudited)	June 30, 2002 (Unaudited)	June 30, 2003 (Unaudited)	June 30, 2002 (Unaudited)

COMPREHENSIVE INCOME:

NET INCOME

Other comprehensive income (loss)
Unrealized gain (loss) on investment securities
available for sale, net of deferred tax expense (benefit)
and reclassification adjustments

COMPREHENSIVE INCOME

$40,063 5,406 $45,469 ======	$58,069 (1,716) $56,353 ======	$83,732 3,409 $87,141 ======	$99,465 (8,418) $91,047 ======

The accompanying notes are an integral part of these consolidated financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2003 and 2002

(UNAUDITED)
Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Equity

Balance, January 1, 2002
Cash dividends
Net income
Other comprehensive
(loss), net of tax:
Unrealized loss on
securities

Balance, June 30, 2002

Balance, January 1,
2003

Cash dividends
Net income
Other comprehensive
income, net of tax:
Unrealized gain on
securities

Balance, June 30, 2003

$ - $ - ========= $ - $ - =========	$ 3,042 $ 3,042 ========== $ 3,042 $ 3,042 ==========	$ 2,721,753 $ 2,721,753 ========= $ 2,725,844 $ 2,725,844 =========	$ 3,302,976 (45,626) 99,465 $ 3,356,815 ========== $ 3,422,821 (44,784) 83,732 $ 3,461,769 ==========	$ - $ - ========== $ (408,984) $ (408,984) ==========	$ 30,998 (8,418) $ 22,580 ========== $ 15,213 3,409 $ 18,622 =========	$ (225,200) $ (225,200) ========= $ (210,895) $ (210,895) =========	$ 5,833,569 (45,626) 99,465 (8,418) $ 5,878,990 ========= $ 5,547,041 (44,784) 83,732 3,409 $ 5,589,398 =========

The accompanying notes are an integral part of these consolidated financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30,
2003 (Unaudited)	2002 (Unaudited)

Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash
    provided by operating activities:
Premium and discount amortization on securities
Amortization (accretion) on loans
Capitalization of loan origination costs
Loan fees received
Purchases of trading account securities
Proceeds from sale of trading account securities
(Gain) on trading account securities
Net (gain) on sales of securities available for sale
(Recovery of) loan losses
Depreciation and amortization
Federal Home Loan Bank stock dividends
(Increase) in accrued interest receivable
(Increase) in prepaid expenses and other assets
Increase in other liabilities

Net cash provided by operating activities

$ 83,732 16,323 275 (19,539) 43,835 - - - (351) - 14,121 (4,300) (5,247) (1,434) 63,265 190,680	$ 99,465 7,556 (1,142) (12,667) 3,186 (1,530,320) 1,538,782 (8,515) (20,028) (1,024) 10,558 (4,900) (18,240) (41,856) 73,268 94,123

Cash flows from investing activities:
Loan originations
Principal repayments on loans
Purchases of securities available for sale
Purchases of securities held to maturity
Proceeds from sales of securities available for sale
Principal repayments on securities available for sale
Principal repayments on securities held to maturity
Purchases of Federal Home Loan Bank stock
Additions to equipment and leasehold improvements

Net cash (used in) provided by investing activities

(6,115,198) 5,364,799 (2,796,888) - 477,425 2,391,362 631,364 - (5,809) (52,945)	(3,096,736) 1,220,472 (1,000,503) (1,478,525) 2,945,991 572,749 180,146 (35,100) (51,207) (742,713)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts
Net (decrease) in Federal Home Loan Bank advances
Net (decrease) in advances from borrowers for taxes and insurance
Cash dividends

Net cash (used in) provided by financing activities

Net (decrease) increase in cash and cash equivalents
Cash and cash equivalents at beginning of the period

Cash and cash equivalents at end of period

(158,740) (180,493) (11,988) (44,784) (396,005) (258,270) 3,724,506 $3,466,236 ========	1,218,663 (210,213) (24,341) (45,626) 938,483 289,893 4,425,434 $4,715,327 ========

The accompanying notes are an integral part of these consolidated financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

Note 1 - Principles of Consolidation -

The accompanying consolidated financial statements at June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002 include the accounts of Globe Bancorp, Inc. (the Company) and its wholly owned subsidiary, Globe Homestead Savings Bank (the Bank). Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. The Company's business is conducted principally through the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

Note 2 - Basis of Presentation -

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.

Note 3 - Employee Stock Ownership Plan -

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

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares released. The Bank has accrued $15,000 of ESOP expense through
June 30, 2003.

The ESOP shares as of June 30, 2003 were as follows:
Shares released for allocation or committed to be released Unreleased shares Total ESOP shares Fair value of unreleased shares	3,245 21,089 24,334 ===== $335,000 =======	(1)

______________
(1) Based on market price on June 30, 2003.

Note 3 - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, which were 255,911 for the three and six month periods ended June 30, 2003. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including the effect of diluted securities. The weighted average number of shares was 255,911 for the three and six month periods ended June 30, 2003.

GLOBE BANCORP, INC. AND SUBSIDIARY

Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results
of Operations

General

The following discussion compares the consolidated financial condition of Globe Bancorp, Inc. and Subsidiary at June 30, 2003 to December 31, 2002 and the results of operations for the three and six month periods ended June 30, 2003 with the same periods in 2002. Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

This quarterly report on Form 10-QSB includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risk and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10-QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on noninterest income, provision for loan losses, noninterest expenses and income tax expense. During the period reported herein, net interest income after provision for loan losses exceeded total noninterest expense. Total noninterest expense consists of general, administrative and other expenses, such as compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses.

Globe Bancorp, Inc. is the holding company for the Bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary, the Bank. Historically, the Bank's business has consisted primarily of originating single-family real estate loans secured by property in its market area. The Bank's loans are primarily funded by certificates of deposit, which typically have higher rates than transaction accounts. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction and consumer loans. The combination of these factors has resulted in historically lower interest rate spreads and returns on equity. Although the Bank may attempt to expand its loan products by emphasizing certain consumer lending, we presently anticipates that our business will continue to primarily consist of originating single-family loans funded primarily by deposits.

Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

GLOBE BANCORP, INC. AND SUBSIDIARY

Changes in Financial Condition

Total assets decreased by $244,000 or 0.73% from December 31, 2002 to June 30, 2003. The decrease was primarily due to decreases of $640,000 or 22.78% in securities held to maturity, $258,000 or 6.93% in cash and cash equivalents and $74,000 or 2.39% in securities available for sale, partially offset by an increase of $726,000 or 3.13% in loans receivable.

The Bank did not have any classified assets on June 30, 2003 or December 31, 2002.

Deposits decreased by $159,000 or 0.67% from December 31, 2002 to June 30, 2003. The decrease was made up entirely by decreases in interest-bearing deposits.

Federal Home Loan Bank ("FHLB") advances decreased $180,000 or 4.40% from December 31, 2002 to June 30, 2003. The decrease was due to normal loan amortization during the period.

Total stockholders' equity increased by $42,000 or 0.76% in the first six months of 2003. Equity was increased by net income of $84,000 and by a $3,000 addition in accumulated other comprehensive income during the period, which increases were partially offset by cash dividends paid of $45,000. Stockholders' equity at June 30, 2003 totaled $5,589,000 or 16.78% of total assets compared to $5,547,000 16.53% of total assets at December 31, 2002.

Liquidity and Capital Resources

In the past, the Bank was required under federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings due in one year or less. At June 30, 2003, the Bank's liquidity was 19.98% or $3,488,000 in excess of the prior minimum OTS requirement. In March 2002, the OTS issued an interim rule that removed the requirement that savings institutions maintain an average daily balance of 4.0% of its liquidity base. The proposed rules require all savings institutions and service corporations to maintain sufficient liquidity to ensure their safe and sound operations. The Bank believes that it maintains sufficient liquidity to operate in a safe and sound manner.

At June 30, 2003, the Bank had outstanding commitments to originate $900,000 of loans, consisting primarily of one-to-four family mortgage loans. At the same time, commitments under unused lines of credit and loans in process amounted to $531,000. In addition, as of June 30, 2003, the total amount of certificates of deposit and Federal Home Loan Bank advances that were scheduled to mature in the following twelve months were $9,594,000 and $1,373,000, respectively. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At June 30, 2003, the Bank exceeded each of its capital requirements with ratios of 14.66%, 14.66% and 34.67%, respectively.

GLOBE BANCORP, INC. AND SUBSIDIARY

Results of Operations

Net income decreased by $18,000 or 31.01% in the quarter ended June 30, 2003 and decreased by $16,000 or 15.82% in the six month period ended June 30, 2003 compared to the respective periods in 2002. The decrease in net income for both periods was primarily due to an increase in noninterest expense and a decrease in noninterest income that were partially offset by an increase in net interest income and a decrease in income tax expense.

Interest income decreased $53,000 or 10.58% for the quarter ended June 30, 2003 and decreased by $69,000 or 7.02% in the six month period ended June 30, 2003 compared to the same periods in 2002. This was primarily due to decreases in income from loans receivable, securities and other interest-earning assets. The decrease in interest income on loans receivable of $18,000 or 4.61% for the quarter ended June 30, 2003 and $4,000 or 0.46% for the six month period ended June 30, 2003 were due to decreases in the average yield on such assets which were partially offset by increases in the average balance of such assets. The average balance of loans receivable increased to $23,399,000 and $23,382,000 for the three and six month periods ended June 30, 2003 compared to $22,444,000 and $21,954,000 for the same periods in 2002, due to increased loan originations. The average yield decreased to 6.43% and 6.59% for the three and six month periods ended June 30, 2003 compared to 7.04% and 7.05% for the same periods in 2002, reflecting the declining interest rate environment. The decreases in interest income on investment securities of $25,000 or 29.72% for the quarter ended June 30, 2003 and $44,000 or 26.27% for the six month period ended June 30, 2003 were due to a decrease in the yield on such assets that was partially offset by an increase in the average balance of such assets. The average balance of investment securities increased to $6,294,000 and $6,480,000 for the three and six month periods ended June 30, 2003 compared to $5,759,000 and $5,785,000 for the same periods in 2002. Such increase in the average balance was attributable to a decrease in other interest-earning assets and the investment of excess funds in investment securities. The average yield on such assets decreased to 3.69% and 3.83% for the three and six month periods ended June 30, 2003 compared to 5.76% and 5.81% for the same periods in 2002, reflecting the declining interest rate environment. The decreases in interest income on other interest-earning assets of $10,000 or 48.42% for the quarter ended June 30, 2003 and $21,000 or 51.21% for the six month period ended June 30, 2003 were due to a decrease in short-term interest rates that caused the average yield on other interest-earning assets to decrease from 1.78% and 1.76% for the three and six month periods ended June 30, 2002 to 1.19% and 1.23% for the same periods in 2003. The average balance of such assets decreased from $4,491,000 and $4,656,000 for the three and six month period ended June 30, 2002 to $3,354,000 and $3,264,000 for the same periods in 2003.

&#Interest expense decreased $65,000 or 23.44% in the three months ended June 30, 2003 and decreased $121,000 or 21.43% in the six month period ended June 30, 2003 over the comparable periods in 2002. These decreases were due to decreases in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits of $46,000 or 22.02% for the quarter ended June 30, 2003 and $79,000 or 18.52% for the six month period ended June 30, 2003 were due to a decrease in the average rate paid on deposits that was partially offset by an increase in the average balance of such deposits. The average rate paid on deposits decreased from 3.88% and 4.01% for the three and six month periods ended June 30, 2002 to 2.77% and 2.92% for the same periods in 2003. Such decreases reflect the declining interest rate environment. The average balance of deposits increased to $23,649,000 and $23,748,000 for the three and six month periods ended June 30, 2003 compared to $21,646,000 and $21,312,000 for the same periods in 2002. Interest expense on FHLB advances decreased $18,000 or 27.99% for the quarter ended June 30, 2003 and $42,000 or 30.46% for the six month period ended June 30, 2003 compared to the same periods in 2002. These decreases were due to a decrease in the average balance of such liabilities from $5,326,000 and $5,379,000 for the three and six month periods ended June 30, 2002 to $3,970,000 and $4,015,000 for the same periods in 2003. These decreases in average balances were due to the repayment of a FHLB advance in the latter part of 2002 and regular amortization. A decline in short-term interest rates caused the average rate paid on FHLB advances to decrease from 4.96% and 5.09% for the three and six month periods ended June 30, 2002 to 4.74% and 4.78% for the same periods in 2003, reflecting the declining interest rate environment.

GLOBE BANCORP, INC. AND SUBSIDIARY

Net interest income increased $12,000 or 5.45% in the three months ended June 30, 2003 and increased $51,000 or 12.10% for the six month period ended June 30, 2003 over the comparable 2002 periods. This was primarily due to an increase in the interest rate spread partially offset by a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities. The interest rate spread increased to 2.32% and 2.33% for the three and six month periods ended June 30, 2003 from 2.00% and 1.84% for the same periods in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 119.65% and 119.32% for the three and six month periods ended June 30, 2003 from 121.21% and 121.37% for the same periods in 2002. The net interest margin was 2.82% and 2.84% for three and the six month periods ended June 30, 2003 compared to 2.72% and 2.59% for the same periods in 2002.

There was no provision for loan losses for the three month periods ended June 30, 2003 and 2002. There was no provision for loan losses for the six month period ended June 30, 2003 compared to a recovery of $1,000 for the same period in 2002. At June 30, 2003 and June 30, 2002 the Bank did not have any non-accruing loans. The allowance for loan losses amounted to $100,000 at June 30, 2003, representing 0.42% of the total loans outstanding. The allowance for loan losses did not change for the quarter ended June 30, 2003. The Bank believes its allowance for loan losses was sufficient as of June 30, 2003.

Non-interest income decreased $22,000 or 93.43% for the three months ended June 30, 2003 and $27,000 or 88.90% for the six month period ended June 30, 2003 compared to the respective periods in 2002. These decreases were attributable to decreases in the gain on trading account securities and the net gain on sale of securities available for sale which decreases were partially offset by an increase in service charges. The gain on trading account securities decreased $10,000 or 100.00% in the three month and six month periods ended June 30, 2003 over the comparable 2002 periods. Net gain on the sale of securities available for sale decreased $5,000 or 100.00% in the three months ended June 30, 2003 and decreased $20,000 or 98.25% for the six month period ended June 30, 2003 compared to the same periods in 2002. The decrease in gain on sale of securities and trading account securities was due to decreased sales activity during the relevant 2003 periods. Income from service charges increased $1,000 or 122.34% for the three months ended June 30, 2003 and $2,000 or 117.80% for the six month period ended June 30, 2003 compared to the same periods in 2002.

Non-interest expenses increased $20,000 or 13.18% in the three months ended June 30, 2003 and $43,000 or 14.09% for the six month period ended June 30, 2003 compared to the same periods in 2002. The increase in non-interest expenses for the quarter ended June 30, 2003 was primarily due to an increase of $12,000 or 16.07% in salaries and employee benefits, $5,000 or 19.30% in occupancy expense, $4,000 or 26.79% in professional fees and $2,000 or 14.72% in taxes and assessments. These increases were partially offset by a decrease of $3,000 or 42.16% in office expense. The increase in non-interest expenses for the six month period ended June 30, 2003 was primarily due to increases of $33,000 or 22.95% in salaries and employee benefits, $8,000 or 18.10% in occupancy expense, $6,000 or 22.03% in professional fees and $2,000 or 7.64% in taxes and assessments. These increases were partially offset by decreases of $5,000 or 72.00% in other expenses and $2,000 or 14.54% in office expense. The increase in salaries and employee benefits for each of the relevant 2003 periods was due to the hiring of an additional staff member and the accrual of expenses relating to the ESOP. The increase in professional fees was due to the additional reporting requirements of a public company.

Income tax expense decreased in the three and six month periods ended June 30, 2003 due to a decrease in income before income taxes, compared to the same periods in 2002. The effective tax rates for the three month periods ended June 30, 2003 and 2002 were 32.6% and 35.6%, respectively. The effective tax rates for the six month periods ended June 30, 2003 and 2002 were 33.1% and 31.0%, respectively.

GLOBE BANCORP, INC. AND SUBSIDIARY

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

Item 3 - Controls and Procedures

The Company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

GLOBE BANCORP, INC.
Form 10-QSB
Quarter Ended June 30, 2003

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

Item 4 - Submission of Matters to a Vote of Security Holders:
              On April 22, 2003, the Company held its annual meeting of the stockholders and the following items were presented:

                Election of Directors: Michael H. Bagot was re-elected as a director for a three year term ending in
                2006 and until his successor is elected and qualified with 236,470 votes in favor, no votes against and no votes withheld. Saxon J. Toca, III was re-elected as a director for a three year term ending in
                2006 and until his successor is elected and qualified with 236,470 votes in favor, no votes against and no votes withheld.

                Ratification of the appointment of Roth Murphy Sanford L.L.P. as the Company's auditor for the
                2003 fiscal year: Roth Murphy Sanford L.L.P. was ratified as the Company's auditors with 236,470 votes in favor, no votes against and no votes withheld.

Item 5 - Other Information:
               There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
              (a) the following exhibit is filed herewith:

                    EXHIBIT NO.                DESCRIPTION

                            31.1                         Section 302 Certification of the Chief Executive Officer
                            31.2                         Section 302 Certification of the Chief Financial Officer
                            32.1                         Section 906 Certification of Chief Executive Officer and Chief Financial Officer

               There are no other matters required to be reported under this item.

               (b) Reports on Form 8-K:

                    On April 30, 2003 a Form 8-K was filed by the Registrant pertaining to a press release announcing the Company's earnings for the three month ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                      GLOBE BANCORP, INC.
                                                                                                                       Registrant

Date: August 6, 2003                                                                                  By:/s/ Thomas J. Exnicios
                                                                                                                             Thomas J. Exnicios
                                                                                                                              President, Chief Executive Officer
                                                                                                                                     and Chief Financial Officer

EXHIBIT 31.1

PURSUANT TO RULES 13a-14 AND 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Thomas J. Exnicios, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Globe Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: August 6, 2003                                                                                                                                 /s/Thomas J. Exnicios
                                                                                                                                                                      Thomas J. Exnicios
                                                                                                                                                                      Chief Executive Officer

EXHIBIT 31.2

PURSUANT TO RULES 13a-14 AND 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Thomas J. Exnicios, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Globe Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: August 6, 2003                                                                                                                                                          #9; /s/Thomas J. Exnicios
                                                                                                                                                                                               Thomas J. Exnicios
                                                                                                                                                                                               Chief Financial Officer

EXHIBIT NO. 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned executive officer of Globe Bancorp, Inc. (the "Registrant") hereby certifies that the Registrant's Form 10-QSB for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

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

Date: August 6, 2003