Form 10QSB
period 2003-09-30
GLOBE BANCORP INC
filed 2003-11-03
CIK 1136645

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock, par value $.01 per share, outstanding as of November 3, 2003: 277,000

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

GLOBE BANCORP, INC.
Form 10 - QSB
Quarter Ended September 30, 2003

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

Item 1 Item 2 Item 3

PART I - FINANCIAL INFORMATION

Financial Statements

Consolidated Statements of Financial Condition at September 30, 2003 (Unaudited) and December 31, 2002 (Unaudited)

Consolidated Statements of Income and Comprehensive Income (Unaudited)
for the Three and Nine Months ended September 30, 2003 and 2002

Consolidated Statements of Changes in Equity (Unaudited) for the Nine Months
ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended
September 30, 2003 and 2002

Notes to Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operation

Controls and Procedures

Page 3 4 6 7 8 9 14

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

Exhibits and Reports on Form 8-K

Section 302 Certification of the Chief Executive Officer

Section 302 Certification of the Chief Financial Officer

Section 906 Certification of Chief Executive Officer and Chief Financial Officer

15 15 15 15 15 15 16 17 18 19

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

SEPTEMBER 30, 2003 (Unaudited)	DECEMBER 31, 2002* (Unaudited)

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

 Total liabilities

Preferred stock - $.01 par value, 500,000 shares
     authorized, none issued or outstanding
Common stock - $.01 par value, 3,000,000 shares
     authorized, 304,175 shares issued and outstanding
     at September 30, 2003
Additional paid-in capital
Retained earnings, substantially restricted
Treasury stock - 27,175 shares, at cost
Accumulated other comprehensive (loss) income
Unearned compensation

Total stockholders' equity
Total liabilities and stockholders' equity

$     258,206
924,441
2,302,528
3,485,175
2,784,891
1,696,521
24,308,087
113,751
360,300
119,306
106,913

$32,974,944
=========

$23,082,146
3,833,200
327,962
148,486

  27,391,794

-

3,042
2,725,844
3,492,560
(408,984)
(18,417)
     (210,895)

    5,583,150

$32,974,944
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

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended		Nine Months Ended
September 30, 2003 (Unaudited)	September 30, 2002 (Unaudited)	September 30, 2003 (Unaudited)	September 30, 2002 (Unaudited)

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
     Total noninterest expenses

Income before income taxes
Income tax expense

     NET INCOME

Basic earnings per common share

Diluted earnings per common share

$358,630
17,331
22,462
-
   11,540
  409,963

150,594
   45,022
 195,616

214,347
    -

 214,347

1,897
-

-
    1,897

89,168
28,673
15,000
13,069
15,671
1,757
4,694
4,179
-
   1,334
  173,545

42,699
    11,908

$ 30,791
=======
$0.12
====
$0.12
====

$421,695
16,761
44,256
883
    20,745
  504,340

202,059
   64,793
 266,852

237,488
    -

 237,488
453

-
3,132     3,585

79,429
23,792
13,425
10,045
14,388
2,586
4,728
3,682
290
   3,440
 155,805

85,268
   27,687

$ 57,581
=======
$0.19
====
$0.19
====

$1,128,801
77,887
85,975
-
    31,783
  1,324,446

498,131
140,643
 638,774

685,672
    -

 685,672

4,864
351
    -
     5,215

265,721
82,705
46,974
48,671
37,524
12,103
14,081
11,833
-

      3,335
  522,947

167,940
    53,417

$114,523
=======
$0.45
====
$0.45
====

$1,195,428
91,386
129,938
8,841
    62,238
  1,487,831

628,608
202,305
 830,913

656,918
   (1,024)

 657,942

1,815
19,737
11,648
   33,200

226,431
69,540
43,129
39,220
37,183
14,692
14,004
10,373
-

     10,588
  465,160

225,982
    72,342

$153,640
=======
$0.55
====
$0.55
====

The accompanying notes are an integral part of these consolidated financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three Months Ended		Nine Months Ended
September 30, 2003 (Unaudited)	September 30, 2002 (Unaudited)	September 30, 2003 (Unaudited)	September 30, 2002 (Unaudited)

COMPREHENSIVE INCOME:

NET INCOME

Other comprehensive income (loss)
Unrealized gain (loss) on investment securities
available for sale, net of deferred tax expense (benefit)
and reclassification adjustments

COMPREHENSIVE INCOME

$30,791 5,406 $36,197 ======	$57,581 (7,724) $49,857 ======	$114,523 (33,630) $80,893 ======	$153,640 (16,141) $137,499 =======

The accompanying notes are an integral part of these consolidated financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2003 and 2002

(UNAUDITED)
Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings Substantially Restricted	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Equity

Balance, January 1, 2002
Cash dividends
Net income
Other comprehensive
(loss), net of tax:
Unrealized (loss) on
securities

Balance, September 30, 2002

Balance, January 1,
2003
Cash dividends

Net income
Other comprehensive
(loss), net of tax:
Unrealized (loss) on
securities

Balance, September 30, 2003

$ - $ - ========= $ - $ - =========	$ 3,042 $ 3,042 ========== $ 3,042 $ 3,042 ==========	$ 2,721,753 $ 2,721,753 ========= $ 2,725,844 $ 2,725,844 =========	$ 3,302,976 (42,220) 153,640 $ 3,414,396 ========== $ 3,422,821 (44,784) 114,523 $ 3,492,560 ==========	$ - $ - ========== $ (408,984) $ (408,984) ==========	$ 30,998 (16,141) $ 14,857 ============ $ 15,213 (33,630) $ (18,417) ===========	$ (225,200) $ (225,200)=========== $ (210,895) $ (210,895) ===========	$ 5,833,569 (42,220) 153,640 (16,141) $ 5,928,848 ========= $ 5,547,041 (44,784) 114,523 (33,630) $ 5,583,150 =========

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
(Increase) in prepaid expenses and other assets
Increase in other liabilities

Net cash provided by operating activities

2003 (Unaudited) $ 114,523 23,832 (116) (31,264) 57,051 - - - (351) - 22,709 (6,100) 19,420 (468) 88,118 287,354	2002 (Unaudited) $ 153,640 11,996 (2,011) (19,914) 15,008 (2,055,320) 2,066,781 (11,648) (19,737) (1,024) 17,083 (7,500) (9,652) (4,969) 53,035 185,768

Cash flows from investing activities:
Loan originations
Principal repayments on loans
Purchases of securities available for sale
Purchases of securities held to maturity
Proceeds from sales of securities available for sale
Principal repayments on securities available for sale
Principal repayments on securities held to maturity
Purchases of Federal Home Loan Bank stock
Additions to equipment and leasehold improvements

Net cash provided (used in) by investing activities

(10,224,760) 9,092,588 (2,796,887) - 477,425 2,574,123 1,099,531 - (18,026) 203,994	(5,296,678) 2,073,427 (1,000,503) (1,478,526) 3,288,958 704,031 372,450 (35,100) (51,207) (1,423,148)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts
Net (decrease) in Federal Home Loan Bank advances
Net increase in advances from borrowers for taxes and insurance
Cash dividends

Net cash (used in) provided by financing activities

Net (decrease) increase in cash and cash equivalents

Cash and cash equivalents at beginning of the period

Cash and cash equivalents at end of period

(593,755) (272,180) 180,040 (44,784) (730,679) (239,331) 3,724,506 $3,485,175 ========	2,067,900 (298,105) 22,782 (42,220) 1,750,357 512,977 4,425,434 $4,938,411 ========

The accompanying notes are an integral part of these consolidated financial statements.

GLOBE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

Note 1 - Principles of Consolidation -

The accompanying consolidated financial statements at September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002 include the accounts of Globe Bancorp, Inc. (the Company) and its wholly owned subsidiary, Globe Homestead Savings Bank (the Bank). Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. The Company's business is conducted principally through the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

Note 2 - Basis of Presentation -

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.

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

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares released. The Bank has accrued $21,000 of ESOP expense through
September 30, 2003.

The ESOP shares as of September 30, 2003 were as follows:
Shares released for allocation or committed to be released Unreleased shares Total ESOP shares Fair value of unreleased shares	3,245 21,089 24,334 ===== $463,958 =======	(1)

______________
(1) Based on market price on September 30, 2003.

Note 3 - Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, which were 255,911 for the three and nine month periods ended September 30, 2003. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including the effect of diluted securities. The weighted average number of shares was 255,911 for the three and nine month periods ended September 30, 2003.

GLOBE BANCORP, INC. AND SUBSIDIARY

Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results
of Operations

General

The following discussion compares the consolidated financial condition of Globe Bancorp, Inc. and Subsidiary at September 30, 2003 to December 31, 2002 and the results of operations for the three and nine month periods ended September 30, 2003 with the same periods in 2002. Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

Globe Bancorp, Inc. is the holding company for the Bank. Substantially all of the Company's assets are currently held in, and its operations are conducted through, its sole subsidiary, the Bank. Historically, the Bank's business has consisted primarily of originating single-family real estate loans secured by property in its market area. The Bank's loans are primarily funded by certificates of deposit, which typically have higher rates than transaction accounts. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction and consumer loans. The combination of these factors has resulted in historically lower interest rate spreads and returns on equity. Although the Bank may attempt to expand its loan products by emphasizing certain consumer lending, we presently anticipate that our business will continue to primarily consist of originating single-family loans funded primarily by deposits.

Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

GLOBE BANCORP, INC. AND SUBSIDIARY

Changes in Financial Condition

Total assets decreased by $579,000 or 1.73% from December 31, 2002 to September 30, 2003. The decrease was primarily due to decreases of $1,113,000 or 39.61% in securities held to maturity, $239,000 or 6.43% in cash and cash equivalents and $316,000 or 10.19% in securities available for sale, partially offset by an increase of $1,106,000 or 4.77% in loans receivable.

The Bank did not have any classified assets on September 30, 2003 or December 31, 2002.

Deposits decreased by $594,000 or 2.51% from December 31, 2002 to September 30, 2003. The decrease was made up entirely by decreases in interest-bearing deposits.

Federal Home Loan Bank ("FHLB") advances decreased $272,000 or 6.63% from December 31, 2002 to September 30, 2003. The decrease was due to normal loan amortization during the period.

Total stockholders' equity increased by $36,000 or 0.65% in the first nine months of 2003. Equity was increased by net income of $115,000 which increase was partially offset by dividends of $45,000 and by a $34,000 decrease in accumulated other comprehensive income during the period. Stockholders' equity at September 30, 2003 totaled $5,583,000 or 16.93% of total assets compared to $5,547,000 16.53% of total assets at December 31, 2002.

Liquidity and Capital Resources

In the past, the Bank was required under federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of up to five years. OTS regulations required that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings due in one year or less. At September 30, 2003, the Bank's liquidity was 18.04% or $3,432,000 in excess of the prior minimum OTS requirement. In March 2002, the OTS issued an interim rule that removed the requirement that savings institutions maintain an average daily balance of 4.0% of its liquidity base. The proposed rules require all savings institutions and service corporations to maintain sufficient liquidity to ensure their safe and sound operations. The Bank believes that it maintains sufficient liquidity to operate in a safe and sound manner.

At September 30, 2003, the Bank had outstanding commitments to originate $419,000 of loans, consisting primarily of one-to-four family mortgage loans. At the same time, commitments under unused lines of credit and loans in process amounted to $760,000. In addition, as of September 30, 2003, the total amount of certificates of deposit and Federal Home Loan Bank advances that were scheduled to mature in the following twelve months were $9,249,000 and $393,000, respectively. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At September 30, 2003, the Bank exceeded each of its capital requirements with ratios of 14.90%, 14.90% and 34.94%, respectively.

GLOBE BANCORP, INC. AND SUBSIDIARY

Results of Operations

Net income decreased by $27,000 or 46.53% in the quarter ended September 30, 2003 and decreased by $39,000 or 25.46% in the nine month period ended September 30, 2003 compared to the respective periods in 2002. The decrease in net income for the nine month period was primarily due to an increase in noninterest expense and a decrease in noninterest income that were partially offset by an increase in net interest income and a decrease in income tax expense. The decrease in net income for the three month period was primarily due to an increase in noninterest expense and decreases in net interest income and noninterest income that were partially offset a decrease in income tax expense.

Interest income decreased $94,000 or 18.71% for the quarter ended September 30, 2003 and decreased by $163,000 or 10.98% in the nine month period ended September 30, 2003 compared to the same periods in 2002. This was primarily due to decreases in income from loans receivable, securities and other interest-earning assets due primarily to decreased yields.

The decrease in interest income on loans receivable of $63,000 or 14.96% for the quarter ended September 30, 2003 and $67,000 or 5.57% for the nine month period ended September 30, 2003 were due to decreases in the average yield on such loans. The average balance of loans receivable increased to $23,514,000 for the nine month period ended September 30, 2003 compared to $22,641,000 for the same period in 2002, due to increased loan originations. The average balance of loans receivable for the three month periods ended September 30, 2003 and 2002 did not change materially. The average yield decreased to 6.02% and 6.40% for the three and nine month periods ended September 30, 2003 compared to 7.05% and 7.04% for the same periods in 2002, reflecting the declining interest rate environment.

The decreases in interest income on investment securities of $22,000 or 35.71% for the quarter ended September 30, 2003 and $66,000 or 28.81% for the nine month period ended September 30, 2003 were due to a decrease in the yield on such assets that was partially offset by an increase in the average balance of such assets. The average balance of investment securities increased to $4,804,000 and $5,938,000 for the three and nine month periods ended September 30, 2003 compared to $4,518,000 and $5,370,000 for the same periods in 2002. Such increase in the average balance was attributable to a decrease in other interest-earning assets and the investment of excess funds in investment securities. The average yield on such assets decreased to 3.33% and 3.68% for the three and nine month periods ended September 30, 2003 compared to 5.40% and 5.71% for the same periods in 2002, reflecting the declining interest rate environment.

The decreases in interest income on other interest-earning assets of $9,000 or 44.37% for the quarter ended September 30, 2003 and $30,000 or 48.93% for the nine month period ended September 30, 2003 were due to a decrease in short-term interest rates that caused the average yield on other interest-earning assets to decrease from 1.78% and 1.78% for the three and nine month periods ended September 30, 2002 to 1.07% and 1.16% for the same periods in 2003. The average balance of such assets decreased from $4,729,000 and $4,649,000 for the three and nine month period ended September 30, 2002 to $4,117,000 and $3,554,000 for the same periods in 2003.

Interest expense decreased $71,000 or 26.69% in the three months ended September 30, 2003 and decreased $192,000 or 23.12% in the nine month period ended September 30, 2003 over the comparable periods in 2002. These decreases were due to decreases in interest expense on deposits and FHLB advances.

GLOBE BANCORP, INC. AND SUBSIDIARY

The decrease in interest expense on deposits of $51,000 or 25.47% for the quarter ended September 30, 2003 and $130,000 or 20.76% for the nine month period ended September 30, 2003 were due to a decrease in the average rate paid on deposits that was partially offset by an increase in the average balance of such deposits. The average rate paid on deposits decreased from 3.63% and 3.88% for the three and nine month periods ended September 30, 2002 to 2.58% and 2.81% for the same periods in 2003. Such decreases reflect the declining interest rate environment. The average balance of deposits increased to $23,398,000 and $23,631,000 for the three and nine month periods ended September 30, 2003 compared to $22,235,000 and $21,614,000 for the same periods in 2002.

Interest expense on FHLB advances decreased $20,000 or 30.51% for the quarter ended September 30, 2003 and $62,000 or 30.48% for the nine month period ended September 30, 2003 compared to the same periods in 2002. These decreases were due to a decrease in the average balance of such liabilities from $5,238,000 and $5,332,000 for the three and nine month periods ended September 30, 2002 to $3,879,000 and $3,970,000 for the same periods in 2003. These decreases in average balances were due to the repayment of a FHLB advance in the latter part of 2002 and regular amortization. A decline in short-term interest rates caused the average rate paid on FHLB advances to decrease from 4.96% and 5.05% for the three and nine month periods ended September 30, 2002 to 4.64% and 4.74% for the same periods in 2003, reflecting the declining interest rate environment.

Net interest income decreased $23,000 or 9.74% in the three months ended September 30, 2003 compared to the same period in 2002. This was primarily due to decreases in the interest rate spread and in the ratio of average interest-earning assets to average interest-bearing liabilities. Net interest income increased $28,000 or 4.21% for the nine month period ended September 30, 2003 over the comparable 2002 period. This was primarily due to an increase in the interest rate spread partially offset by a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities. The interest rate spread decreased to 2.13% for the three month period ended September 30, 2003 from 2.18% for the same period in 2002. The interest rate spread increased to 2.26% for the nine month period ended September 30, 2003 from 1.96% for the same period in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 120.13% and 119.58% for the three and nine month periods ended September 30, 2003 from 120.87% and 121.21% for the same periods in 2002. The net interest margin was 2.61% and 2.77% for three and the nine month periods ended September 30, 2003 compared to 2.85% and 2.68% for the same periods in 2002.

There was no provision for loan losses for the three month periods ended September 30, 2003 and 2002. There was no provision for loan losses for the nine month period ended September 30, 2003 compared to a recovery of $1,000 for the same period in 2002. The Bank did not have any non-accruing loans at September 30, 2003 or September 30, 2002. The allowance for loan losses amounted to $100,000 at September 30, 2003, representing 0.41% of the total loans outstanding. The allowance for loan losses did not change for the quarter ended September 30, 2003. The Bank believes its allowance for loan losses were sufficient as of September 30, 2003 to cover losses inherent in our loan portfolio at September 30, 2003. However, no assurance can be given that we will not sustain losses that are significantly different from the amount reserved, or that subsequent evaluations of the loan portfolio, in light of the factors then prevailing, would not result in a significant change in the allowance for loan losses.

Non-interest income decreased $2,000 or 47.08% for the three months ended September 30, 2003 and $28,000 or 84.29% for the nine month period ended September 30, 2003 compared to the respective periods in 2002. The three month decrease was attributable to a decrease in the gain on trading account securities which decrease was partially offset by an increase in service charges. The nine month decrease was attributable to decreases in the gain on trading account securities and the net gain on sale of securities available for sale which decreases were partially offset by an increase in service charges.

GLOBE BANCORP, INC. AND SUBSIDIARY

The gain on trading account securities decreased $3,000 or 100.00% for the quarter ended September 30, 2003 and decreased by $12,000 or 100.00% in the nine month period ended September 30, 2003 compared to the same periods in 2002. The decrease in gain on trading account securities was due to decreased sales activity during the relevant 2003 periods.

Net gain on sale of securities available for sale decreased $19,000 or 98.22% for the nine month period ended September 30, 2003. We did not have any gain on trading account securities for the three month periods ended September 30, 2003 or 2002. The decrease in the net gain on sale of securities available for sale was due to decreased sales activity during the relevant 2003 periods.

Income from service charges increased $1,000 or 319.20% for the three months ended September 30, 2003 and $3,000 or 168.03% for the nine month period ended September 30, 2003 compared to the same periods in 2002.

Non-interest expenses increased $18,000 or 11.39% in the three months ended September 30, 2003 and $58,000 or 12.42% for the nine month period ended September 30, 2003 compared to the same periods in 2002. The increase in non-interest expenses for the quarter ended September 30, 2003 was primarily due to increases of $10,000 or 12.26% in salaries and employee benefits, $5,000 or 20.52% in occupancy expense, $3,000 or 30.10% in professional fees and $2,000 or 11.73% in taxes and assessments. These increases were partially offset by a decrease of $2,000 or 61.23% in other expense. The increase in non-interest expenses for the nine month period ended September 30, 2003 was primarily due to increases of $39,000 or 17.35% in salaries and employee benefits, $13,000 or 18.93% in occupancy expense, $9,000 or 24.10% in professional fees and $4,000 or 8.91% in taxes and assessments. These increases were partially offset by decreases of $7,000 or 68.50% in other expenses and $3,000 or 17.62% in office expense. The increase in salaries and employee benefits for each of the relevant 2003 periods was due to the hiring of an additional staff member, normal salary increases, a bonus to the Chief Executive Officer and the accrual of expenses relating to the ESOP. The Chief Executive Officer was paid a $7,000 bonus in 2003. No bonus was paid to the Chief Executive Officer in 2002. The increase in professional fees was due to the additional reporting requirements of a public company.

Income tax expense decreased in the three and nine month periods ended September 30, 2003 due to a decrease in income before income taxes, compared to the same periods in 2002. The effective tax rates for the three month periods ended September 30, 2003 and 2002 were 27.9% and 32.5%, respectively. The effective tax rates for the nine month periods ended September 30, 2003 and 2002 were 31.8% and 32.0%, respectively.

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
Quarter Ended September 30, 2003

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
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

               (b) Reports on Form 8-K:

 On August 6, 2003 a Form 8-K was filed by the Registrant pertaining to a press release announcing the Company's earnings for the three month ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                      GLOBE BANCORP, INC.
                                                                                                                       Registrant

Date: November 3, 2003                                                                          By:/s/ Thomas J. Exnicios
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

Date: November 3, 2003 /s/Thomas J. Exnicios

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

Date: November 3, 2003 #9; /s/Thomas J. Exnicios

Thomas J. Exnicios

Chief Financial Officer

EXHIBIT NO. 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned executive officer of Globe Bancorp, Inc. (the "Registrant") hereby certifies that the Registrant's Form 10-QSB for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Thomas J. Exnicios

&#Name: Thomas J. Exnicios

Title: President, Chief Executive Officer

and Chief Financial Officer

Date: November 3, 2003