Form 10KSB
period 2003-12-31
GLOBE BANCORP INC
filed 2004-03-19
CIK 1136645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

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
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year: $1,746,361

Based upon the $18.75 per share average bid and ask price of the issuer's common stock as of March 15, 2004, the aggregate market value of the 210,666 shares of the issuer's common stock deemed to be held by non-affiliates of the issuer was $3.9 million. Although directors and executive officers of the issuer and certain of its employee benefit plans were assumed to be "affiliates" of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of common stock outstanding as of March 16, 2004: 273,800

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated: (1) portions of the Annual Report to Stockholders for the year ended December 31, 2003 are incorporated into Part II, Item 5 through 8 of this Form 10-KSB; and (2) portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 and 14 of this Form 10-KSB.

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

Our business consists principally of attracting deposits from the general public and using those funds to originate loans secured by one-to-four family residential loans. Globe Homestead's profitability depends primarily on its net interest income, which is the difference between the income it receives on loans and other assets and its cost of funds, which consists of the interest paid on deposits and borrowings. At December 31, 2003, we had total assets of $31.9 million, deposits of $22.4 million and total stockholders' equity of $5.6 million.

The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the Savings Association Insurance Fund ("SAIF"). The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB") and is a member of the Federal Home Loan Bank of Dallas ("FHLB"), which is one of the 12 regional banks comprising the FHLB System.

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

Lending Activities

General - At December 31, 2003, the net loan portfolio of Globe Homestead totaled $25.0 million, representing approximately 78% of total assets at that date. The principal lending activity of Globe Homestead is the origination of one-to-four family (which are also known as single-family) residential loans. At December 31, 2003, single-family residential loans amounted to $24.0 million or 94.7% of the total loan portfolio. Of this amount, $9,000 consisted of second mortgage loans. On a very limited basis, Globe Homestead offers commercial real estate loans, construction loans and consumer loans.

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

A savings institution generally may not make loans-to-one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At December 31, 2003, Globe Homestead's regulatory limit on loans-to-one borrower was $736,000 and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $559,000, $519,000, $513,000, $510,000 and $472,000. Each of Globe Homestead's five largest loans or groups of loans were performing in accordance with its original terms at December 31, 2003.

Loan Portfolio Composition - The following table sets forth the composition of Globe Homestead's loan portfolio by type of loan at the dates indicated.
	December 31,
	2003		2002
	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Real estate loans:
One-to-four family	$ 23,993	94.69%	$ 22,052	94.00%
Commercial real estate	358	1.42	488	2.08
Construction	434	1.71	170	0.72
Land	48	0.19	134	0.57
Consumer loans:
Home equity lines of credit	367	1.45	300	1.28
Savings accounts	137	0.54	317	1.35
Total loans receivable	25,337	100.00%	23,461	100.00%
		=======		=======
Less:
Deferred loan fees	(39)		(24)
Undisbursed portion of loans	(212)		(135)
Allowance for loan losses	(100)		(100)
Loans receivable, net	$ 24,986		$ 23,202
	=======		=======

Origination of Loans - The lending activities of Globe Homestead are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of referrals from real estate brokers and existing customers. Globe Homestead's loan officers' take written loan applications. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by the board of directors of Globe Homestead.

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

The following table shows total loans originated, purchased and repaid during the periods indicated. Globe Homestead did not sell any loans in 2003 and 2002.
	Year Ended December 31,
	2003	2002
	(Dollars in Thousands)
Loan origination:
Real estate loans:
One-to-four family	$10,870	$5,707
Commercial	284	--
Construction, net	360	35
Land	--	110
Consumer loans:
Home equity lines of credit	240	249
Savings accounts	146	38
Total loans originated	11,900	6,139
Loan principal reductions	10,101	4,153
Increase (decrease) due to other items, net (1)	(15)	1
Net increase in loan portfolio	$1,784	$1,985
	=====	=====

__________________

(1) Other items consist of loans in process, deferred fees and allowance for loan losses.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Globe Homestead concentrates its lending activity to its primary market area in Jefferson and Orleans Parishes, Louisiana. Subject to its loans-to-one borrower limitation, Globe Homestead is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Globe Homestead also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Globe Homestead may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At December 31, 2003, Globe Homestead was within each of the above lending limits.

Maturity of Loan Portfolio - The following table presents certain information at December 31, 2003 regarding the dollar amount of loans maturing in Globe Homestead's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and any stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

At December 31, 2003
	Real			Total
	Estate	Consumer	Other	Loans
(Dollars in Thousands)
Amounts due in:
One year or less	$ 12	$ 39	$ --	$ 51
More than one year to five years	841	465	--	1,306
More than five years	23,980	--	--	23,980
Total amount due	$ 24,833	$ 504	$ --	$ 25,337
	========	========	=========	========

The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2004, which have fixed interest rates or which have floating or adjustable interest rates.
		Floating or
	Fixed-Rates	Adjustable-Rates	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$ 22,281	$ 1,700	$ 23,981
Commercial real estate	358	--	358
Construction	434	--	434
Land loans	48	--	48
Consumer loans:
Home equity lines of credit	--	367	367
Savings accounts	98	--	98
Total loans	$ 23,219	$ 2,067	$ 25,286
	============	============	============

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

One-to-Four Family Residential Real Estate Loans - The primary lending activity of Globe Homestead is the origination of loans secured by single-family residences. At December 31, 2003, $24.0 million or 94.7% of the total loan portfolio, before net items, consisted of single-family residential loans. Of this amount, $9,000 consisted of second mortgage loans.

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

Globe Homestead's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities ranging from 10 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. While Globe Homestead's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages, Globe Homestead has not historically been an active seller of loans. At December 31, 2003, $22.3 million, or 92.9%, of Globe Homestead's single-family residential mortgage loans were fixed-rate loans.

The adjustable-rate, single-family residential mortgage loans currently offered by Globe Homestead have a fixed-rate for the first three, five, seven or ten years, which adjust on an annual basis thereafter. Globe Homestead's adjustable-rate, single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 6% above the initial rate. The interest rate floor is the initial rate. Such loans are underwritten based on the initial rate. Globe Homestead's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2003, $1.7 million, or 7.1%, of Globe Homestead's single-family residential mortgage loans were adjustable-rate loans.

Consumer Loans - Globe Homestead is authorized to make loans for a wide variety of personal or consumer purposes. Globe Homestead originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by Globe Homestead consist of home equity loans and loans secured by deposit accounts in Globe Homestead. At December 31, 2003, $504,000 or 1.99% of Globe Homestead's total loan portfolio consisted of consumer loans.

At December 31, 2003, Globe Homestead's home equity loans amounted to $367,000 or 1.45% of the total loan portfolio. These loans are secured by the underlying equity in the borrower's residence. As a result, Globe Homestead generally requires loan-to-value ratios of 89% or less after taking into consideration the first mortgage loan. These loans have a term of five years and the interest rate adjusts monthly based on the prime rate.

Globe Homestead offers loans secured by deposit accounts in Globe Homestead, which loans amounted to $137,000 or 0.54% of Globe Homestead's total loan portfolio at December 31, 2003. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 1% to 2% depending on the loan. These loans mature on or before the maturity date of the underlying certificate of deposit.

Other Loans - At December 31, 2003, Globe Homestead had two commercial real estate loans totaling $358,000, two constructions loan totaling $434,000 and one land loan amounting to $48,000. The properties securing such loans are located in Globe Homestead's primary market area. Both of the commercial loans are on mixed use buildings. Such loans are secured by the underlying properties and the personal guaranty of the borrower. At December 31, 2003, all of such loans were current in accordance with their original terms.

Loan Origination and Other Fees - In addition to interest earned on loans, Globe Homestead receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

Asset Quality

General - Globe Homestead mails late notices to borrowers when a borrower fails to make a required payment within 15 days of the date due. In addition, a personal letter is mailed when a loan becomes 45 days delinquent and a phone call is placed when a loan becomes 60 days delinquent. If a loan becomes 90 days past due, Globe Homestead mails a notice indicating that Globe Homestead will refer it to an attorney within 30 days to commence foreclosure. In most cases, deficiencies are cured promptly. While Globe Homestead generally prefers to work with borrowers to resolve such problems, Globe Homestead will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

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

Delinquent Loans - The following table sets forth information concerning delinquent loans at December 31, 2003, in dollar amounts and as a percentage of Globe Homestead's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts, which are past due. The $4,000 of other loans (loans secured by deposits) "90 or More Days Overdue" are still accruing interest.
December 31, 2003
	30-59 Days Overdue		60-89 Days Overdue		90 or More Days Overdue
		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
(Dollars in Thousands)
Real estate loans:
One-to-four family	$ --	--%	$--	--%	$ --	--%
Other	--	--	--	--	4	0.02
Total	$ --	--%	$--	--%	$ 4	0.02%
	===	===	==	===	===	=====

Non-Performing Assets - The following table presents information with respect to Globe Homestead's nonperforming assets at the dates indicated. Globe Homestead did not have any real estate owned at December 31, 2003 or 2002.
At December 31,
	2003	2002
(Dollars in Thousands)
Nonaccruing loans:
Real estate loans
One-to-four family	$--	$--
Commercial	--	--
Land	--	--
Total nonaccruing loans	--	--
Troubled debt restructurings	--	--
Troubled debt restructuring and total nonaccruing loans	$--	$--
	==	==
Troubled debt restructuring and total nonaccruing loans as a percentage of total loans	--%	--%
	===	===
Troubled debt restructuring and total nonaccruing loans as a percentage of total assets	--%	--%
	===	===

Classified Assets - Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset-classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful might be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

Globe Homestead had no classified assets at December 31, 2003.

Allowance for Loan Losses. At December 31, 2003, Globe Homestead's allowance for loan losses amounted to $100,000, or 0.40%, of the total loan portfolio. The loan loss allowance is maintained by management at a level considered adequate based on prior loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and known, probable and reasonably estimable losses inherent in the loan portfolio. Globe Homestead is primarily engaged in originating single-family residential loans. This type of lending generally involves less risk exposure due to the nature of the collateral. In determining the amount of the allowance for loan losses, management considers the Bank's lower risk exposure as a result of its predominant single-family lending and the correspondingly low historical charge-off experience.

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

	December 31,
	2003		2002
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$100	94.69%	$100	94.00%
Commercial	--	1.42	--	2.08
Construction	--	1.71	--	0.72
Land	--	0.19	--	0.57
Consumer loans:
Home equity lines of credit	--	1.45	--	1.28
Savings accounts	--	0.54	--	1.35
Total	$100	100.00%	$100	100.00%
	====	=======	===	=======

The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.
	Year Ended December 31,
	2003	2002
	(Dollars in Thousands)

Total loans outstanding	$25,337	$23,461
	======	======
Average loans outstanding, net	$23,833	$22,869
	======	======
Balance at beginning of year	$100	$101
Charge-offs	--	--
Recoveries	--	--
Net charge-offs	--	--
Provision for loan losses	--	(1)
Balance at end of year	$100	$100
	====	====
Allowance for loan losses as a percent of total loans outstanding	0.40%	0.43%
	=====	=====
Allowance for loan losses as a percent of total
non-performing loans	--%	--%
	===	===
Ratio of net charge-offs to average loans
outstanding	--%	--%
	===	===

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

Held to Maturity

The following table sets forth information relating to the amortized cost and fair value of the Company's held to maturity securities.
December 31,
	2003		2002
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in Thousands)

Mortgage-backed securities	$ 1,434	$ 1,493	$ 2,809	$ 2,909
Total	$ 1,434	$ 1,493	$ 2,809	$ 2,909
	=========	=========	=========	=========

The following table sets forth the amount of the Company's held to maturity securities, which mature during each of the periods indicated and the weighted average yields ("WAY") for each range of maturities at December 31, 2003. The Company's held to maturity securities are reflected at amortized cost at December 31, 2003.

	Contractually Maturing
	Under 1		1 - 5		5 - 10		Over 10
	Year	WAY	Years	WAY	Years	WAY	Years	WAY	Total
	(Dollars in thousands)
Mortgage-backed
securities	$ --	--%	$ --	--%	$ 466	3.70%	$ 968	5.66%	$1,434
Total	$ --	--%	$ --	--%	$ 466	3.70%	$ 968	5.66%	$1,434
	=====	====	=====	====	=====	======	=====	======	=====

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available for Sale

The following table sets forth information relating to the amortized cost and fair value of the Company's available for sale securities.

December 31,
	2003		2002
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollars in Thousands)

U.S. agencies securities	$ 2,594	$ 2,558	$ 1,807	$ 1,804
Mortgage-backed securities	573	577	1,271	1,297
Total	$ 3,167	$ 3,135	$ 3,078	$ 3,101
	=========	=========	=========	=========

The following table sets forth the amount of the Company's available for sale securities, which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2003. The Company's available for sale securities are reflected at fair value at December 31, 2003.

	Contractually Maturing
	Under 1		1 - 5		5 - 10		Over 10
	Year	WAY	Years	WAY	Years	WAY	Years	WAY	Total
	(Dollars in Thousands)
U.S. agencies
securities	$ --	--%	$ 874	3.54%	$ 756	1.97%	$ 928	1.32%	$ 2,558
Mortgage-backed
securities	--	--%	--	--%	--	--%	577	3.36%	577
Total	$--	--%	$ 874	3.54%	$ --	1.97%	$ 1,505	2.10%	$ 3,135
	==	===	=====	=====	=====	=====	======	=====	======

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

Sources of Funds

General - Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and investment securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

Deposits - The Bank principally attracts deposits from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the term and the interest rate. The Bank obtains deposits primarily from residents from within its primary market area. The Bank has not solicited deposits from outside Louisiana or paid fees to brokers to solicit funds for deposit.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal regulations. The Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

The following table shows the distribution of and certain other information relating to Globe Homestead's deposits by type as of the dates indicated.

	December 31,
	2003		2002
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits

	(Dollars in Thousands)
Savings accounts:
Passbook accounts	$ 9,287	41.39%	$ 8,159	34.46%
Certificate accounts:
0.00% - 4.00%	10,683	47.61	10,521	44.44
4.01% - 6.00%	1,488	6.63	3,062	12.93
6.01% - 8.00%	980	4.37	1,934	8.17
Total certificate accounts	13,151	58.61	15,517	65.54
Total deposits	$ 22,438	100.00%	$ 23,676	100.00%
	========	=======	========	=======

The following table set forth the savings activities of the Bank during the period indicated.
	Year Ended December 31,
	2003	2002
	(Dollars in Thousands)

Total deposits at beginning of period	$23,676	$20,767
Deposits	6,773	11,596
Withdrawals	(8,430)	(9,253)
Interest credited	419	566
Total deposits at end of period	$22,438	$23,676
	======	======

The following table shows the interest rate information for the Bank's certificates of deposit at December 31, 2003.
	Maturity Date

Interest Rate	One Year or Less	Over 1 - 2 Years	Over 2 - 3 Years	Over 3 Years	Total
	(Dollars in Thousands)
0.00% - 4.00%	$ 8,097	$ 1,584	$ 696	$ 306	$ 10,683
4.01% - 6.00%	637	106	38	707	1,488
6.01% - 8.00%	435	479	66	--	980
Total	$ 9,169	$ 2,169	$ 800	$ 1,013	$ 13,151
	============	=========	=========	=========	=========

As of December 31, 2003 and 2002, the aggregate amount of outstanding time certificates of deposit at the Bank in amounts greater than or equal to $100,000, was approximately $2.2 million and $2.6 million, respectively. The following table presents the maturity of these time certificates of deposit at such dates.
	December 31,
	2003	2002
	(Dollars in Thousands)
3 months or less	$ 535	$ 569
Over 3 months through 6 months	200	500
Over 6 months through 12 months	971	937
Over 12 months	511	625
Total	$ 2,217	$ 2,631
	=======	=======

Borrowings - The Bank may obtain advances from the FHLB upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each having different interest rates and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

As of December 31, 2003, the Bank was permitted to borrow up to an aggregate of $13.3 million from the FHLB. The Bank had $3.7 and $4.1 million of FHLB advances outstanding at December 31, 2003 and December 31, 2002, respectively.

The following table shows certain information regarding the borrowings of the Bank at or for the dates indicated:
	At or for the Year Ended December 31,
	2003	2002
	(Dollars in Thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$3,924	$5,210
Maximum amount outstanding at any one month-end during the period	$4,105	$6,877
Balance outstanding at end of period	$3,737	$4,105
Average interest rate during the period	4.66%	5.09%
Weighted average interest rate at end of period	4.46%	4.77%
Weighted average maturity, in months, at end of period	59	49

Subsidiaries

At December 31, 2003, the Company's only subsidiary was the Bank.

Total Employees

Globe Homestead had five full-time employees and no part-time employees at December 31, 2003. A collective bargaining agent represents none of these employees, and Globe Homestead believes that it enjoys good relations with its personnel.

Market Area

Globe Homestead has one office located in Metairie, Louisiana, which is a suburb of New Orleans, Louisiana. Globe Homestead's primary market area consists of Jefferson and Orleans Parishes, Louisiana and is predominantly suburban due to its proximity to New Orleans. Tourism and the oil and gas industry are the two largest employers in Globe Homestead's market area.

The population of Jefferson Parish in 2003 was approximately 448,000 and the population of Orleans Parish in 2003 was approximately 456,000. The population growth rate for Jefferson Parish had been negative since 2001 and is projected to remain negative through the year 2004. The population growth rate for Orleans Parish has been negative since 1990 and is projected to remain negative through 2004. These projected shrinkage rates are below the projected rates for Louisiana and the United States. Average household income for Jefferson and Orleans Parishes is below national averages. Average household income in Jefferson is above the Louisiana average, while it is below in Orleans. The percentage of growth in household income for the Parishes of Jefferson and Orleans is projected to exceed that of Louisiana and the United States. The projected household income distribution for the year 2004 for Jefferson and Orleans Parishes is projected to be below that of Louisiana and the United States. In 2003, the unemployment rate for Jefferson Parish was approximately 6.8% and the unemployment rate for Orleans Parish was approximately 11.7%. Orleans Parish's unemployment rate has increased in the last year, and the rate continues to be higher than the overall unemployment rate for the United States. Jefferson Parish's unemployment rate has increased in the last year, but the rate was lower than the national average for 2003.

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

Globe Bancorp, Inc.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the legislation's more significant reforms are noted below.

  The legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The board will be funded by mandatory fees paid by all public companies. The legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

  The legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

  The legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

  The legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs will have to certify that company financial statements fairly present the company's financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods;" directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

  The legislation imposes a range of new corporate disclosure requirements. Among other things, the legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert." The legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

  The legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

  Finally, the legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

Holding Company Acquisitions - Globe Bancorp, Inc. is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and is registered with the Office of Thrift Supervision. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

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

Holding Company Activities - We operate as a unitary savings and loan holding company. Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it could engage, provided it continued to be a qualified thrift lender. See "- The Bank - Qualified Thrift Lender Test." The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. We do not qualify for the grandfather-clause exemption and are limited to the activities permissible for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c) (8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. These limitations have not had a material impact on the Company's operations.

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

Restrictions on Transactions with Affiliates - Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and Office of Thrift Supervision regulations. Affiliates of a savings institution include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution.

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

The Bank

General - The Office of Thrift Supervision is the Bank's chartering authority and primary federal regulator. The Office of Thrift Supervision has extensive authority over the operations of federally chartered savings institutions. As part of this authority, federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The Bank also is subject to regulation by the FDIC and to requirements established by the Federal Reserve Board. Federal laws and regulations prescribe the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the SAIF.

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

Insurance of Accounts - The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

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

Regulatory Capital Requirements - Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The Office of Thrift Supervision has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

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

Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no intangible assets at December 31, 2003. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital.

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

At December 31, 2003, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.59%, 15.59% and 35.37%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

At December 31, 2003, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

Safety and Soundness Guidelines -The Office of Thrift Supervision and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The Office of Thrift Supervision and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

Liquidity Requirements - All savings institutions are required to maintain a balance of liquid assets sufficient to meet the expected cash needs of their Bank.

Capital Distributions - Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions that are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Community Reinvestment Act and the Fair Lending Laws - Savings institutions have a responsibility under the Community Reinvestment Act of 1977 ("CRA") and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.

Qualified Thrift Lender Test - All savings institutions are required to meet a qualified thrift lender or QTL test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the second prong of the QTL test set forth in the HOLA, as described below. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

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

In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2003, the qualified thrift investments of the Bank were approximately 96.4% of its portfolio assets.

Federal Home Loan Bank System - The Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each of the Federal Home Loan Banks serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2003, the Bank had $3.7 million of Federal Home Loan Bank advances.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2003, the Bank had $362,000 in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System - The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

TAXATION

Federal Taxation

General - The Company and the Bank are subject to the corporate tax provisions of the Internal Revenue Code, and the Bank is subject to certain additional provisions, which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters relevant to the taxation of the Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and the Bank.

Fiscal Year - The Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves - In August 1997, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) previously used by many savings institutions to calculate their bad debt reserve for federal income tax purposes. Savings institutions with $500 million or less in assets may, however, continue to use the experience method. The Bank must recapture that portion of its reserve, which exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 2003, the Bank did not have any post-1987 excess reserves. The legislation also requires savings institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. This change in accounting method and recapture of excess bad debt reserves is adequately provided for in the Bank's deferred tax liability.

At December 31, 2003, the federal income tax reserves of the Bank included $350,000 for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of the Bank in connection with the Conversion, the retained earnings of the Bank are substantially restricted.

Distributions - If the Bank were to distribute cash or property to its stockholders, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Bank to have additional taxable income. A distribution is from accumulated bad debt reserves if (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes:

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

Minimum Tax - The Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. Tax preference items include the following:

depreciation, and

75% of the excess (if any) of

(1) adjusted current earnings as defined in the Internal Revenue Code, over

(2) AMTI determined without regard to this preference and prior to reduction by net operating losses.

Capital Gains and Corporate Dividends-Received Deduction - Corporate net capital gains are taxed at a maximum rate of 35%. Corporations, which own 20% or more of the stock of a corporation distributing a dividend may deduct 80% of the dividends, received. Corporations, which own less than 20% of the stock of a corporation distributing a dividend, may deduct 70% of the dividends received. However, a corporation that receives dividends from a member of the same affiliated group of corporations may deduct 100% of the dividends received.

Other Matters - Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Bank.

The Company's federal income tax returns for the tax years ended 2003, 2002, 2001 and 2000 are open under the statute of limitations and are subject to review by the IRS. The Internal Revenue Service has not audited the Company during the last five years.

State Taxation

The Company is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income, which is earned by the Company within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, the Bank is subject to the Louisiana Shares Tax, which is imposed on the assessed value of a company's stock. The formula for deriving the assessed value is 15% of the sum of:

(a) 20% of a company's capitalized earnings, plus

(b) 80% of our taxable stockholders' equity, less

(c) 50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company's capitalized earnings. The Bank pays Louisiana Shares Tax on the assessed value of its stock at rates up to 16%. The Bank paid $65,000 and $49,000 in Louisiana Shares Tax in the years ended December 31, 2003 and 2002, respectively. The Bank expects to pay a similar amount of tax in 2004 as we did in 2003.

Item 2 -Description of Property

At December 31, 2003, Globe Homestead conducted its business from its headquarters and sole office at 4051 Veterans Boulevard, Suite 100, Metairie, Louisiana 70002. The Bank leases space in the building at this site. The present lease expires in December 2007 and the Bank has two options to lease the property for an additional five years for each option.

Item 3 -Legal Proceedings

Neither the Company or its subsidiary are involved in any pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4 -Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

The information required herein, to the extent applicable, is incorporated by reference from page 42 of the Company's 2003 Annual Report.

Item 6 -Management's Discussion and Analysis or Plan of Operation

The information required herein is incorporated by reference from pages 6 to 13 of the Company's 2003 Annual Report.

Item 7 -Financial Statements

The information required herein is incorporated by reference from pages 14 to 41 of the Company's 2003 Annual Report.

Item 8 -Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

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

The information required herein is incorporated by reference from the definitive proxy statement of the Company for the Annual Meeting of Shareholders to be held on April 27, 2004, which will be filed within 120 days of December 31, 2003 ("Definitive Proxy Statement").

Item 10. Executive Compensation

The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K

(a) Documents Field as Part of this Report

(1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

 Report of Independent Auditor
Consolidated Statements of Financial Condition at December 31, 2003 and 2002
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements

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

2.1* Plan of Conversion
3.1* Articles of Incorporation of Globe Bancorp, Inc.
3.2* Bylaws of Globe Bancorp, Inc.
4.1* Stock Certificate of Globe Bancorp, Inc.
10.1** Employment Agreement among Globe Bancorp, Inc and Thomas J. Exnicios dated December 18, 2001
13.1 2003 Annual Report to Stockholders
23.0 Independent Auditor's Consent
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer and
             Chief Financial Officer

(*) Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-57148)
           filed by the Company with the SEC on March 16, 2001, as subsequently amended.
(**) Incorporated by reference from Exhibit 10.1 to the Company's Form 10 - KSB for the year ended December
           31, 2001.

(b) Reports on Form 8-K

On November 3, 2003 a Form 8-K was filed by the Registrant pertaining to a press release announcing the Company's earnings for the three and nine months ended September 30, 2003.

On December 23, 2003 a Form 8-K was filed by the Registrant pertaining to a press release announcing the retirement from the Board of Directors of Saxon J. Toca, III and his replacement by his daughter Mary Elizabeth Toca.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the Definitive Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBE BANCORP, INC.

Date: March 16, 2004	By: /s/ Thomas J. Exnicios
Thomas J. Exnicios
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Exnicios	March 16, 2004
Director, President and Chief Executive
Officer (Principal financial and accounting
officer)

/s/ Michael H. Bagot	March 16, 2004
Board Chairman

/s/ Mae H. Leaveau	March 16, 2004
Director, Vice President

/s/ Robert J. Gohres	March 16, 2004
Director, Secretary

/s/ Albert E. Briede, III	March 16, 2004
Director

/s/ John L. Gohres, Jr.	March 16, 2004
Director

/s/ Madeleine B. Richard	March 16, 2004
Director

/s/ Mary Elizabeth Toca	March 16, 2004
Director

EXHIBIT 31.1

PURSUANT TO RULES 13a-14 AND 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Thomas J. Exnicios, certify that:

1. I have reviewed this annual report on Form 10-KSB of Globe Bancorp, Inc. (the "Registrant");

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 16, 2004                                                                                  /s/ Thomas J. Exnicios
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
                                                                                                                    Chief Executive Officer

EXHIBIT 31.2

PURSUANT TO RULES 13a-14 AND 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Thomas J. Exnicios, certify that:

1. I have reviewed this annual report on Form 10-KSB of Globe Bancorp, Inc. (the "Registrant");

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 16, 2004                                                                                             #9; #9; /s/ Thomas J. Exnicios
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

EXHIBIT NO. 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

The undersigned executive officer of Globe Bancorp, Inc. (the "Registrant") hereby certifies that the Registrant's Form 10-KSB for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                                                                                             /s/ Thomas J. Exnicios
                                                                                                                             Name: Thomas J. Exnicios
                                                                                                                             Title: President and Chief Executive Officer
                                                                                                                                            and Chief Financial Officer
Date: March 16, 2004