Form 10QSB
period 2004-03-31
GLOBE BANCORP INC
filed 2004-05-17
CIK 1136645

UNITED STATES
                     SECURITY AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2004

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For the transition period from________to_________

                   Commission File Number 000-32957

                           Globe Bancorp, Inc.
                           ___________________
  (Exact name of small business issuer as specified in its charter)

         LOUISIANA                                 (72-1498296)
         _________                                 ____________
  (State or other jurisdiction of                 (I R S Employer
  incorporation or organization)                  Identification No.)


     4051 VETERANS BOULEVARD, SUITE 100, METAIRIE, LOUISIANA 70002
  ____________________________________________________________________
              (Address of principal executive offices)

     Issuer's telephone number, including area code: 504-887-0057

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past
12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of May 11, 2004: 273,800

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]







                             GLOBE BANCORP, INC.
                                Form 10-QSB
                        Quarter Ended March 31, 2004

Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:


         PART I - FINANCIAL INFORMATION                                 Page
                                                                        ____

Item 1   Financial Statements

         Consolidated Statements of Financial Condition at March 31,
         2004 (Unaudited) and December 31, 2003                            3

         Consolidated Statements of Income and Comprehensive Income
         (Unaudited) for the Three Months ended March 31, 2004 and 2003    4

         Consolidated Statements of Changes in Equity (Unaudited) for the
         Three Months ended March 31, 2004 and 2003                        6

         Consolidated Statements of Cash Flows (Unaudited) for the Three
         Months ended March 31, 2004 and 2003                              7

         Notes to Consolidated Financial Statements                        8

Item 2   Management's Discussion and Analysis or Plan of Operation         9

Item 3   Controls and Procedures                                          13

         PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                14

Item 2   Changes in Securities and Small Business Issuer Purchases of
         Equity Securities                                                14

Item 3   Defaults Upon Senior Securities                                  14

Item 4   Submission of Matters to a Vote of Security Holders              14

Item 5   Other Information                                                14

Item 6   Exhibits and Reports on Form 8-K                                 14



Signatures                                                                14



Exhibit 31.1   Section 302 Certification of the Chief Executive Officer   15

Exhibit 31.2   Section 302 Certification of the Chief Financial Officer   16

Exhibit 32.1   Section 906 Certification of Chief Executive Officer       17

Exhibit 32.1   Section 906 Certification of Chief Financial Officer       18




                  GLOBE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                MARCH 31, 2004 AND DECEMBER 31, 2003

                                                         MARCH       DECEMBER
                                                        31, 2004     31, 2003
                                                        ________     ________
                                                      (Unaudited)
ASSETS

Cash                                                  $    46,347  $    56,561
Interest-bearing deposits                                 982,581      550,518
Federal funds sold                                      1,246,150    1,042,445
                                                       __________   __________
     Total cash and cash equivalents                    2,275,078    1,649,524
Securities available for sale                           2,061,601    3,135,448
Securities held to maturity                             1,346,941    1,433,816
Loans receivable, net                                  24,885,362   24,985,908
Accrued interest receivable                               117,313      126,859
Federal Home Loan Bank stock, restricted, at cost         363,400      362,100
Prepaid expenses and other assets                         136,019      127,450
Premises and equipment, net                               114,747      119,911
                                                       __________   __________
     Total assets                                     $31,300,461  $31,941,016
                                                       ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                              $21,815,710  $22,437,642
Federal Home Loan Bank advances                         3,638,837    3,736,533
Advances from borrowers for taxes and insurance           142,333      157,274
Accrued expenses and other liabilities                    121,851       59,070
                                                       __________   __________
     Total liabilities                                 25,718,731   26,390,519
                                                       __________   __________
Preferred stock - $.01 par value, 500,000 shares
     authorized, none issued or outstanding                   -            -
Common stock - $.01 par value, 3,000,000 shares
     authorized, 304,175 shares issued and outstanding
     at March 31, 2004                                      3,042        3,042
Additional paid-in capital                              2,738,142    2,738,142
Retained earnings, substantially restricted             3,519,449    3,492,919
Treasury stock - 30,375 shares, at cost                  (468,216)    (468,216)
Accumulated other comprehensive (loss)                    (16,015)     (20,718)
Unearned compensation                                    (194,672)    (194,672)
                                                       __________   __________

     Total stockholders' equity                         5,581,730    5,550,497
                                                       __________   __________
     Total liabilities and stockholders' equity       $31,300,461  $31,941,016
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.







                    GLOBE BANCORP, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                           Three Months Ended
                                        March 31,       March 31,
                                          2004            2003
                                       (Unaudited)     (Unaudited)
INTEREST INCOME:
Loans receivable                        $360,985        $393,752
Securities available for sale             18,208          31,376
Securities held to maturity               19,508          34,254
 Other interest earning assets             5,518           9,816
                                         _______         _______
     Total interest income               404,219         469,198
                                         _______         _______
INTEREST EXPENSE:

Deposits                                 123,347         183,294
Federal Home Loan Bank advances           40,984          48,299
                                         _______         _______
    Total interest expense               164,331         231,593
                                         _______         _______
Net interest income                      239,888         237,605
Provision for loan losses                      -               -
                                         _______         _______
Net interest income after provision for
 loan losses                             239,888         237,605
                                         _______         _______

NONINTEREST INCOME:
Service charges                              771           1,403
Net realized gain on sales of securities
 available for sale                            -             351
                                          ______         _______
    Total noninterest income                 771           1,754
                                          ______         _______
NONINTEREST EXPENSES:
Salaries and employee benefits            90,810          87,650
Occupancy expense                         27,938          24,569
Taxes and assessments                     18,696          16,974
Professional fees                         26,246          16,875
Service bureau expense                    11,397          11,524
Office expense                             5,391           6,662
General insurance                          5,712           4,647
SAIF deposit insurance and
 examination fees                          4,943           3,827
Other                                      7,103             858
                                         _______         _______
     Total noninterest expenses          198,236         173,586
                                         _______         _______
Income before income taxes                42,423          65,773
Income tax expense                        15,893          22,104
                                         _______         _______
     NET INCOME                         $ 26,530        $ 43,669
                                         =======         =======
Basic earnings per common share            $0.10           $0.17
                                            ====            ====
Diluted earnings per common share          $0.10           $0.17
                                            ====            ====

The accompanying notes are an integral part of these financial statements.



                   GLOBE BANCORP, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              Three Months Ended March 31, 2004 and 2003


                                                         Three Months Ended
                                                        March 31,    March 31,
                                                          2004         2003
                                                       (Unaudited)  (Unaudited)

     NET INCOME:                                          $26,530      $43,669

COMPREHENSIVE INCOME
Other comprehensive income (loss)
   Unrealized gain (loss) on investment securities
   available for sale, net of deferred tax (benefit) and
    reclassification adjustments                            4,703      (1,997)
                                                           ______      ______
COMPREHENSIVE INCOME                                      $31,233     $41,672
                                                           ======      ======

The accompanying notes are an integral part of these financial statements.
















                                                    GLOBE BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                                 Three Months Ended March 31, 2004 and 2003

                                                                 (UNAUDITED)

                                                           Retained                   Accumulated
                                            Additional     Earnings                      Other
                       Preferred   Common    Paid-In     Substantially   Treasury    Comprehensive     Unearned      Total
                         Stock     Stock     Capital      Restricted      Stock      (Loss) Income   Compensation    Equity
                       _________   ______   __________   _____________   ________    _____________   ____________    ______



Balance, January 1,
2003                   $       -  $ 3,042   $ 2,725,844   $ 3,422,821   $ (408,984)   $   15,213    $ (210,895)   $ 5,547,041

Net income                                                     43,669                                                  43,669
 Other comprehensive
  loss, net of tax:
  Unrealized (loss) on
  securities                                                                              (1,997)                      (1,997)
                       _________  _______   ___________   ___________   ___________   __________    ___________   ___________
Balance, March 31,
2003                   $       -  $ 3,042   $ 2,725,844   $ 3,466,490   $ (408,984)   $   13,216    $ (210,895)   $ 5,588,713
                       =========  =======   ===========   ===========   ===========   ==========    ===========   ===========
Balance, January 1,
2004                   $       -  $ 3,042   $ 2,738,142   $ 3,492,919   $ (468,216)   $  (20,718)   $ (194,672)   $ 5,550,497

Net income                                                     26,530                                                  26,530
 Other comprehensive
  income, net of tax:
  Unrealized gain on
  securities                                                                               4,703                        4,703
                       _________  _______   ___________   ___________   ___________   __________    ___________   ___________
Balance, March 31,
2004                   $       -  $ 3,042   $ 2,738,142   $ 3,519,449   $ (468,216)   $  (16,015)   $ (194,672)   $ 5,581,730
                       =========  =======   ===========   ===========   ===========   ==========    ===========   ===========

The accompanying notes are an integral part of these financial statements.







                   GLOBE BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                              Three months ended
                                                                                   March 31,
                                                                               2004         2003
                                                                            (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net income                                                                $ 26,530      $ 43,669
   Adjustments to reconcile net income to net cash
         provided by operating activities:
       Premium and discount amortization on securities                          1,999         9,797
       Amortization (accretion) on loans                                          831          (564)
       Capitalization of loan origination costs                                (2,750)       (8,975)
       Loan fees received                                                         -          21,956
       Net (gain) on sales of securities available for sale                       -            (351)
       Depreciation and amortization                                            5,164         6,819
       Federal Home Loan Bank stock dividends                                  (1,300)       (2,100)
       Decrease (increase) in accrued interest receivable                       9,456        (5,551)
       (Increase) in prepaid expenses and other assets                         (8,569)       (5,871)
       Increase in other liabilities                                           60,357        55,557
                                                                            _________   ___________
Net cash provided by operating activities                                      91,808       114,386
                                                                            _________     _________
Cash flows from investing activities:
       Loan originations                                                   (1,094,579)   (2,854,817)
       Principal repayments on loans                                        1,197,044     3,189,654
       Purchases of securities available for sale                                 -      (2,796,887)
       Proceeds from sales of securities available for sale                       -         477,425
       Principal repayments on securities available for sale                1,079,899       691,672
       Principal repayments on securities held to maturity                     85,951       322,541
       Purchases of Federal Home Loan Bank stock                                  -             -
                                                                            _________     _________
Net cash provided by (used in) investing activities                         1,268,315      (970,412)
                                                                            _________     _________
Cash flows from financing activities:
       Net (decrease) increase in deposit accounts                           (621,932)      336,157
       Net (decrease) in Federal Home Loan Bank advances                      (97,696)      (89,770)
       Net (decrease) in advances from borrowers for taxes and insurance      (14,941)      (32,329)
                                                                            _________     _________
Net cash (used in) provided by financing activities                          (734,569)      214,058
                                                                            _________     _________
Net increase (decrease) in cash and cash equivalents                          625,554      (641,968)
Cash and cash equivalents at beginning of the period                        1,649,524     3,724,506
                                                                            _________     _________
Cash and cash equivalents at end of period                                 $2,275,078    $3,082,538
                                                                            =========     =========

The accompanying notes are an integral part of these financial statements.





                    GLOBE BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004
                               (UNAUDITED)

Note 1 - Principals of Consolidation -

     The accompanying consolidated financial statements at March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 include the accounts of Globe Bancorp, Inc. (the Company) and its wholly owned subsidiary, Globe Homestead Savings Bank (the Bank). Currently, the business and management of Globe Bancorp, Inc. is primarily the business and
management of the Bank.    The Company's business is conducted
principally through the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

Note 2 - Basis of Presentation -

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004.

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

     As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares released. The Bank has accrued $5,900 of ESOP expense through March 31, 2004.

The ESOP shares as of March 31, 2004 were as follows:

Shares released for allocation or committed to be released    4,867
Unreleased shares                                            19,467
                                                             ------
Total ESOP shares                                            24,334
                                                             ======
Fair value of unreleased shares                            $396,932  (1)
                                                             ======

______________
(1)  Based on market price on March 31, 2004.

Note 3 - Earnings Per Share

     Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, which were 254,333 for the quarter ended March 31, 2004. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including the effect of diluted securities. The weighted average number of shares was 254,333 for the quarter ended March 31, 2004.
                                   8



                   GLOBE BANCORP, INC. AND SUBSIDIARY

Item 2 - Management's Discussion and Analysis of Consolidated Financial
           Condition and Results of Operations

General

     The following discussion compares the consolidated financial condition of Globe Bancorp, Inc. and Subsidiary at March 31, 2004 to December 31, 2003 and the results of operations for the quarter ended March 31, 2004 with the same period in 2003. Currently, the business and management of Globe Bancorp, Inc. is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

                GLOBE BANCORP, INC. AND SUBSIDIARY


Changes in Financial Condition

     Total assets decreased by $641,000 or 2.01% from December 31, 2003 to March 31, 2004. The decrease was primarily due to decreases of $1,074,000 or 34.25% in securities available for sale, $87,000 or 6.06% in securities held to maturity and $101,000 or 0.40% in net loans receivable partially offset by an increase of $626,000 or 37.92%% in cash and cash equivalents. The decrease in securities available for sale was due to the securities being repaid or called during the period.

     The Bank did not have any classified assets on March 31, 2004 or December 31, 2003.

     Deposits decreased by $622,000 or 2.77% from December 31,
2003 to March 31, 2004. The decrease was made up entirely by deceases in interest-bearing deposits.

     Federal Home Loan Bank ("FHLB") advances decreased $98,000
or 2.61% from December 31, 2003 to March 31, 2004.   The decrease
was due to normal loan amortization during the quarter.

     Total stockholders' equity increased by $31,000 or 0.56% in the first three months of 2004. Equity was increased by net income of $27,000 and by $5,000 in accumulated other comprehensive income during the period. Stockholders' equity at March 31, 2004 totaled $5,582,000 or 17.83% of total assets compared to $5,550,000 or 17.38% of assets at December 31, 2003.

Liquidity and Capital Resources

     Federal regulations require that a savings institution maintain sufficient liquidity to ensure the safety and soundness of its operations. At March 31, 2004, the Bank had $4,337,000, or 13.85% of total assets, in cash, cash equivalents and securities available for sale. The Bank believes that it maintains sufficient liquidity to operate in a safe and sound manner.

     At March 31, 2004, the Bank had commitments under unused lines of credit and loans in process of $511,000. As of March 31, 2004, the total amount of certificates of deposit and Federal Home Loan Bank advances that were scheduled to mature in the following twelve months were $8,873,000 and $401,000, respectively. The Bank believes that it has adequate resources to fund all of its commitments and that it can retain maturing deposits. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

     The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At March 31,
2004, the Bank exceeded each of its capital requirements with ratios of 16.05%, 16.05% and 36.23%, respectively.



Results of Operations

     Net income decreased by $17,000 or 39.25% in the quarter ended March 31, 2004 compared to the respective period in 2003. The decrease in net income for the period was primarily due to an increase in net noninterest expense partially offset by an increase in net interest income and a decrease in income tax expense.

               GLOBE BANCORP, INC. AND SUBSIDIARY

     Interest income decreased $65,000 or 13.85% for the quarter
ended March 31, 2004 over the comparable 2003 period.   This was
due to decreases in income from securities and other interest-earning assets and income from loans receivable. The average balance of loans receivable increased to $24,821,000 for the quarter ended March 31, 2004 compared to $23,234,000 for the quarter ended March 31, 2003. This increase of 6.83% in the average balance of loans receivable was attributable to the origination of loans, offset by repayments. The average yield decreased to 5.82% for the quarter ended March 31, 2004 compared to 6.78% for the quarter ended March 31, 2003 reflecting the declining interest rate environment. The decrease in interest income on investment securities of $28,000 or 42.53% for the quarter ended March 31, 2004 was due to a decrease in both the yield on such assets and the average balance of such assets.
The average balance of investment securities decreased to $4,100,000 for the quarter ended March 31, 2004 compared to $6,846,000 for the quarter ended March 31, 2003. The decrease of 40.11% in investment securities was attributable to the average balance of and repayments on investment securities. The average yield decreased to 3.71% for the quarter ended March 31, 2004 compared to 3.80% for the quarter ended March 31, 2003 reflecting
the declining interest rate environment.   The decrease in
interest income on other interest-earning assets of $4,000 or 43.78% for the quarter ended March 31, 2004 compared to the same period in 2003 was due to a decrease in short-term interest rates that caused the average yield on other interest-earning assets to decrease from 1.26% for the three month period ended March 31, 2003 to .92% for the quarter ended March 31, 2004. The average balance of such assets decreased from $3,166,000 for the quarter ended March 31, 2003 to $2,179,000 for the quarter ended March 31, 2004.

     Interest expense decreased $67,000 or 29.04% in the three months ended March 31, 2004 compared to the comparable 2003 period. This decrease was due to decreases in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits of $60,000 or 32.70% for the quarter ended March 31, 2004 was due to a decrease in the average rate paid on deposits and by a decrease in the average balance of such deposits. The average rate paid on deposits decreased to 2.23% for the quarter ended March 31, 2004 from 3.06% for the quarter ended March 31, 2003. Such decrease reflects the declining interest rate environment. The average balance of deposits decreased to $22,088,000 for the quarter ended March 31, 2004 compared to $23,912,000 for the quarter ended March 31, 2003 due to the withdrawal of time deposits as a result of declining interest rates. Interest expense on FHLB advances decreased $7,000 or 15.15% for the quarter ended March 31, 2004 compared to the same period in 2003. The decrease for the 2004 quarter was due to a decrease in the average balance of such liabilities to $3,688,000 for the quarter ended March 31, 2004 from $4,061,000 for the quarter ended March 31, 2003. This decrease in the average balance was due to regular amortization. A decline in short-term interest rates caused the average rate paid on FHLB advances to decrease from 4.73% for the quarter ended March 31, 2003 to 4.45% for the quarter ended March 31, 2004.

     Net interest income increased $2,000 or .96% in
the three months ended March 31, 2004 over the comparable 2003 period. This was primarily due to an increase in the interest rate spread and an increase in the ratio of average interest-earning assets to average interest-bearing liabilities. The interest rate spread increased to 2.65% for the quarter ended March 31, 2004 from 2.34% for the quarter ended March 31, 2003. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 120.65% for the three months ended March 31, 2004 from 118.85% for the three months ended
March 31, 2003.    The net interest margin was 3.09% for the
three months ended March 31, 2004 compared to 2.86% for the three months ended March 31, 2003.

     There was no provision for loan losses for either the three months ended March 31, 2004 or the same period in 2003. At March 31, 2004 and March 31, 2003 the Bank did not have any non-accruing loans. The allowance for loan losses amounted to $100,000 at March 31, 2004, representing 0.40% of the total loans outstanding. The allowance for loan losses did not change for the quarter ended March 31, 2004. Although, the Bank believes its allowance for loan losses was sufficient as of March 31, 2004, to cover interest losses in the loan portfolio, future additions to the allowance may be necessary due to changes in economic conditions and other factors.

               GLOBE BANCORP, INC. AND SUBSIDIARY


     Non-interest income decreased $1,000 or 56.06% for the three months ended March 31, 2004 compared to the respective period in 2003. The decrease for the three months ended March 31, 2004 was attributable to decreases in the gain on trading account securities and service charges.

     Non-interest expenses increased $25,000 or 14.20% in the three months ended March 31, 2004 compared to the respective period in 2003. The increase in non-interest expenses was primarily due to an increase of $3,000 or 3.61% in salaries and employee benefits, $3,000 or 13.71% in occupancy expense, $9,000 or 55.54% in professional fees, $1,000 or 22.93% in general insurance, $1,000 or 29.15% in SAIF deposit insurance and exam fees, $2,000 or 10.14% in taxes and assessments and $5,000 or 621% in other expense. The increases were partially offset by decreases of $1,000 or 19.08% in office expense. The increase in professional fees and other expenses was due to the additional reporting requirements of a public company both recurring and resulting from the resignation of the Bank's president and CEO on March 19, 2004.

     Income tax expense decreased in the three months ended March
31, 2004 due to a decrease in income before income taxes,
compared to the same period in 2003.   The effective tax rate for
the three months ended March 31, 2004 and 2003 was 37.5% and 33.6%, respectively.


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

               GLOBE BANCORP, INC. AND SUBSIDIARY

Item 3 - Controls and Procedures

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15 (e) under the Securities Exchange Act of 1934) as of March 31, 2004 Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

     No Change in our internal control over financial reporting (as defined in Rules 13a - 15 (f) and 15 (d) - 15 (f) under the Securities Exchange Act of 1934) occurred during the first three months of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which it operates. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, the methodology for the determination of our allowance for loan losses, due to the judgments, estimates and assumptions inherent in that policy, is critical to preparation of our financial consolidated statements.

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of subjective measurements including management's assessment of the internal risk classification of loans, changes in the nature of the loan portfolio and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Change in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operations or liquidity.

                       GLOBE BANCORP, INC.
                           Form 10-QSB
                  Quarter Ended March 31, 2004

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
         There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity
         Securities:
         There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities:
         There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:
         There are no matters required to be reported under this item.


Item 5 - Other Information:
         There are no matters required to be reported under this item.


Item 6 - Exhibits and Reports on Form 8-K:
         (a) the following exhibits are filed herewith:

         EXHIBIT NO.     DESCRIPTION

         31.1          Section 302 Certification of the Chief Executive Officer
         31.2          Section 302 Certification of the Chief Financial Officer
         32.1          Section 906 Certification of Chief Executive Officer
         32.2          Section 906 Certification of Chief Financial Officer

         There are no other matters required to be reported under this item.

         (b) Reports on Form 8-K:

         On February 12, 2004 a Form 8-K was filed by the Registrant pertaining to a press release announcing the Company's earnings for the fourth quarter and year ended December 31, 2003.

         On March 19, 2004 a Form 8-K was filed by the Registrant pertaining to a press release announcing the resignation of Thomas J. Exnicios as President, CEO and as a member of the Board of Directors.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GLOBE BANCORP, INC.
                                          Registrant


Date: May 11, 2004                        By:/s/ Joseph McCarthy, III
                                             ________________________
                                             Joseph McCarthy, III
                                             Chief Accounting Officer