Form 10QSB
period 2004-06-30
GLOBE BANCORP INC
filed 2004-08-16
CIK 1136645

UNITED STATES
                    SECURITY AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

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


      4051 VETERANS BOULEVARD, SUITE 100, METAIRIE, LOUISIANA 70002
      _____________________________________________________________

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

Shares of common stock, par value $.01 per share, outstanding as of August 12, 2004: 273,800

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]



                       GLOBE BANCORP, INC.
                          Form 10 - QSB
                   Quarter Ended June 30, 2004

Interim Financial Information required by Rule 10-01 of
Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:


                PART I - FINANCIAL INFORMATION                           Page
                                                                         ----
Item 1          Financial Statements

                Consolidated Statements of Financial Condition at
                June 30, 2004 (Unaudited) and December 31, 2003            3

                Consolidated Statements of Income and Comprehensive
                Income (Unaudited) for the Three and Six Months ended
                June 30, 2004 and 2003                                     4

                Consolidated Statements of Changes in Equity (Unaudited)
                for the Six Months ended June 30, 2004 and 2003            6

                Consolidated Statements of Cash Flows (Unaudited) for the
                Six Months ended June 30, 2004 and 2003                    7

                Notes to Consolidated Financial Statements                 8

Item 2          Management's Discussion and Analysis or Plan of Operation  9

Item 3          Controls and Procedures                                    13

                PART II - OTHER INFORMATION

Item 1          Legal Proceedings                                          14

Item 2          Changes in Securities and Small Business Issuer
                Purchaser of Equity Securities                             14

Item 3          Defaults Upon Senior Securities                            14

Item 4          Submission of Matters to a Vote of Security Holders        14

Item 5          Other Information                                          14

Item 6          Exhibits and Reports on Form 8-K                           14

Signatures                                                                 15


Exhibit 31.1    Section 302 Certification of the Chief Executive Officer
Exhibit 31.2    Section 302 Certification of the Chief Financial Officer
Exhibit 32.1    Section 906 Certification of Chief Executive Officer
Exhibit 32.2    Section 906 Certification of Chief Financial Officer





               GLOBE BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                  JUNE      DECEMBER
                                                                30, 2004    31, 2003*
                                                               ---------    ---------
                                                              (Unaudited)  (Unaudited)
ASSETS
Cash                                                         $   194,927  $    56,561
Interest-bearing deposits                                      1,039,375      550,518
Federal funds sold                                             1,137,322    1,042,445
                                                              ----------   ----------
     Total cash and cash equivalents                           2,371,624    1,649,524
Securities available for sale                                  1,915,588    3,135,448
Securities held to maturity                                    1,204,889    1,433,816
Loans receivable, net                                         23,985,951   24,985,908
Accrued interest receivable                                      114,152      126,859
Federal Home Loan Bank stock, restricted, at cost                364,700      362,100
Prepaid expenses and other assets                                122,804      127,450
Premises and equipment, net                                      109,582      119,911
                                                              ----------   ----------
     Total assets                                            $30,189,290  $31,941,016
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $20,791,861  $22,437,642
Federal Home Loan Bank advances                                3,540,101    3,736,533
Advances from borrowers for taxes and insurance                  139,143      157,274
Accrued expenses and other liabilities                           137,728       59,070
                                                              ----------   ----------
     Total liabilities                                        24,608,833   26,390,519
                                                              ----------   ----------
Preferred stock - $.01 par value, 500,000 shares
     authorized, none issued or outstanding                            -            -
Common stock - $.01 par value, 3,000,000 shares
     authorized, 304,175 shares issued and outstanding
     at June 30, 2004                                              3,042        3,042
Additional paid-in capital                                     2,738,142    2,738,142
Retained earnings, substantially restricted                    3,527,142    3,492,919
Treasury stock - 30,375 shares, at cost                         (468,216)    (468,216)
Accumulated other comprehensive loss                             (24,981)     (20,718)
Unearned compensation                                           (194,672)    (194,672)
                                                              ----------   ----------
     Total stockholders' equity                                5,580,457    5,550,497
                                                              ----------   ----------
     Total liabilities and stockholders' equity              $30,189,290  $31,941,016
                                                              ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

*The consolidated statement of financial condition at December 31, 2003 has been taken from the audited consolidated statement of financial condition of that date. See notes to unaudited consolidated financial statements.





               GLOBE BANCORP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                              Three Months Ended        Six Months Ended
                                                               June        June         June        June
                                                                30,         30,          30,         30,
                                                               2004        2003         2004        2003
                                                          (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
INTEREST INCOME:
Loans receivable                                            $359,666     $376,420     $719,885     $770,171
Securities available for sale                                 11,160       29,180       30,133       60,556
Securities held to maturity                                   17,328       29,259       36,836       63,513
Other interest earning assets                                  6,348       10,427       11,866       20,243
                                                             -------      -------      -------      -------
     Total interest income                                   394,502      445,286      798,720      914,483
                                                             -------      -------      -------      -------
INTEREST EXPENSE:
Deposits                                                     115,132      164,243      238,479      347,537
Federal Home Loan Bank advances                               39,940       47,323       80,924       95,622
                                                             -------      -------      -------      -------
    Total interest expense                                   155,072      211,566      319,403      443,159
                                                             -------      -------      -------      -------

Net interest income                                          239,430      233,720      479,317      471,324
Provision for loan losses                                          -            -            -            -
                                                             -------      -------      -------      -------
   Net interest income after provision for loan losses       239,430      233,720      479,317      471,324
                                                             -------      -------      -------      -------
NONINTEREST INCOME:
Service charges                                                1,718        1,564        2,489        2,967
Net realized gain on sales of securities available for sale        -            -            -          351
                                                             -------      -------      -------      -------
    Total noninterest income                                   1,718        1,564        2,489        3,318
                                                             -------      -------      -------      -------
NONINTEREST EXPENSES:
Salaries and employee benefits                                73,086       88,904      163,895      176,553
Occupancy expense                                             26,128       29,462       54,066       54,031
Taxes and assessments                                         17,157       15,000       35,853       31,974
Professional fees                                             14,305       18,728       40,551       35,603
Service bureau expense                                        10,763       10,328       22,159       21,852
Office expense                                                   335        3,684        5,725       10,346
General insurance                                              5,713        4,741       11,425        9,387
SAIF deposit insurance and examination fees                    4,912        3,826        9,856        7,654
Other                                                          4,200        1,143       11,304        2,001
                                                             -------      -------      -------      -------
     Total noninterest expenses                              156,599      175,816      354,834      349,401
                                                             -------      -------      -------      -------
Income before income taxes                                    84,549       59,468      126,972      125,241
Income tax expense                                            28,941       19,405       44,834       41,509
                                                             -------      -------      -------      -------
     NET INCOME                                             $ 55,608     $ 40,063     $ 82,138     $ 83,732
                                                             =======      =======      =======      =======
Basic earnings per common share                                $0.22        $0.16        $0.32        $0.33
                                                                ====         ====         ====         ====
Diluted earnings per common share                              $0.22        $0.16        $0.32        $0.33
                                                                ====         ====         ====         ====


The accompanying notes are an integral part of these consolidated financial statements.

               GLOBE BANCORP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                    Three Months Ended         Six Months Ended
                                                                     June         June        June         June
                                                                      30,          30,         30,          30,
                                                                     2004         2003        2004         2003
                                                                 (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

COMPREHENSIVE INCOME:
 NET INCOME                                                         $55,608      $40,063      $82,138     $83,732

Other comprehensive (loss) income
   Unrealized (loss) gain on investment securities
        available for sale, net of deferred tax expense (benefit)
        and reclassification adjustments                             (8,967)       5,406       (4,263)      3,409
                                                                     ------       ------       ------      ------
COMPREHENSIVE INCOME                                                $46,641      $45,469      $77,875     $87,141
                                                                     ======       ======       ======      ======

The accompanying notes are an integral part of these consolidated financial statements.

























                       GLOBE BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                     Six Months Ended June 30, 2004 and 2003

                                   (UNAUDITED)

                                                            Retained                   Accumulated
                                              Additional    Earnings                      Other
                        Preferred    Common    Paid-In    Substantially     Treasury  Comprehensive      Unearned         Total
                         Stock       Stock     Capital     Restricted        Stock     Income (Loss)   Compensation       Equity
                        --------   --------   ----------- -----------     ----------  --------------   ------------    -----------
Balance, January 1,
2003                    $    -     $  3,042   $ 2,725,844 $ 3,422,821     $ (408,984) $   15,213       $   (210,895)   $ 5,547,041
Cash dividends                                                (44,784)                                                     (44,784)
Net income                                                     83,732                                                       83,732
  Other comprehensive
   income, net of tax:
   Unrealized gain on
   securities                                                                              3,409                             3,409
                        --------   --------   ----------- -----------     ----------  ----------       ------------    -----------
Balance, June 30, 2003  $    -     $  3,042   $ 2,725,844 $ 3,461,769     $ (408,984) $   18,622       $   (210,895)   $ 5,589,398
                        ========   ========   =========== ===========     =========== ==========       ============    ===========

Balance, January 1,
2004                    $    -     $  3,042   $ 2,738,142 $ 3,492,919     $ (468,216) $  (20,718)      $   (194,672)   $ 5,550,497
Cash dividends                                                (47,915)                                                     (47,915)
Net income                                                     82,138                                                       82,138
 Other comprehensive
 (loss), net of tax:
 Unrealized (loss) on
 securities                                                                               (4,263)                           (4,263)
                        --------   --------   ----------- -----------     ----------  ----------       ------------    -----------
Balance, June 30, 2004  $    -     $  3,042   $ 2,738,142 $ 3,527,142     $ (468,216) $  (24,981)      $   (194,672)   $ 5,580,457
                        ========   ========   =========== ===========     =========== ==========       ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.






               GLOBE BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six months ended
                                                                              June 30,
                                                                         2004         2003
                                                                    (Unaudited)  (Unaudited)
Cash flows from operating activities:                                    <c>          <c>
  Net income                                                        $    82,138  $    83,732
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Premium and discount amortization on securities                        5,090       16,323
   (Accretion) amortization on loans                                     (3,346)         275
   Capitalization of loan origination costs                              (7,250)     (19,539)
   Loan fees received                                                     2,200       43,835
   Net (gain) on sales of securities available for sale                       -         (351)
   Depreciation and amortization                                         10,329       14,121
   Federal Home Loan Bank stock dividends                                (2,600)      (4,300)
   Decrease (increase) in accrued interest receivable                    12,707       (5,247)
   Decrease (increase) in prepaid expenses and other assets               4,646       (1,434)
   Increase in other liabilities                                         80,854       63,265
                                                                      ---------    ---------
Net cash provided by operating activities                               184,768      190,680
                                                                      ---------    ---------
Cash flows from investing activities:
   Loan originations                                                 (1,758,027)  (6,115,198)
   Principal repayments on loans                                      2,766,380    5,364,799
   Purchases of securities available for sale                                 -   (2,796,888)
   Proceeds from sales of securities available for sale                       -      477,425
   Principal repayments on securities available for sale              1,210,502    2,391,362
   Principal repayments on securities held to maturity                  226,736      631,364
   Additions to equipment and leasehold improvements                          -       (5,809)
                                                                      ---------    ---------
Net cash provided by (used in) investing activities                   2,445,591       52,945
                                                                      ---------    ---------
Cash flows from financing activities:
   Net decrease increase in deposit accounts                         (1,645,781)    (158,740)
   Net decrease in Federal Home Loan Bank advances                     (196,432)    (180,493)
   Net decrease in advances from borrowers for taxes and insurance      (18,131)     (11,988)
   Cash dividends                                                       (47,915)     (44,784)
                                                                      ---------    ---------
Net cash used in financing activities                                (1,908,259)    (396,005)
                                                                      ---------    ---------
Net increase (decrease) in cash and cash equivalents                    722,100     (258,270)
Cash and cash equivalents at beginning of the period                  1,649,524    3,724,506
                                                                      ---------    ---------
Cash and cash equivalents at end of period                          $ 2,371,624  $ 3,466,236
                                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

               GLOBE BANCORP, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004
                           (UNAUDITED)

Note 1 - Principles of Consolidation -

     The accompanying consolidated financial statements at June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003 include the accounts of Globe Bancorp, Inc. (the Company) and its wholly owned subsidiary, Globe Homestead Savings Bank (the Bank). Currently, the business and management of the Company is primarily the
business and management of the Bank.    The Company's business is
conducted principally through the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

Note 2 - Basis of Presentation -

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004.

Note 3 - Employee Stock Ownership Plan -

     The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who have at least one year of service with the Bank. The ESOP shares were initially pledged as collateral for its debt. The debt is being repaid based on a fifteen-year amortization and the shares are being released for allocation to active employees annually over the fifteen-year period. The shares pledged as collateral are deducted from stockholders' equity as unearned compensation in the accompanying balance sheets.

     As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares released. The Bank has accrued $13,000 of ESOP expense through June 30, 2004.

The ESOP shares as of June 30, 2004 were as follows:

Shares released for allocation or committed to be released     4,867
Unreleased shares                                             19,467
                                                              ------
Total ESOP shares                                             24,334
                                                              ======
Fair value of unreleased shares                             $311,472  (1)
                                                             =======
______________
(1)  Based on market price on June 30, 2004.

Note 3 - Earnings Per Share

     Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, which were 254,333 for the three and six month periods ended June 30, 2003. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including the effect of diluted securities. The weighted average number of shares for diluted earnings per share calculations was also 254,333 for the three and six month periods ended June 30, 2004 as the Company had no dilutive securities during the periods.

               GLOBE BANCORP, INC. AND SUBSIDIARY

     Item 2 - Management's Discussion and Analysis or Plan of Operation

General

     The following discussion compares the consolidated financial condition of Globe Bancorp, Inc. and Subsidiary at June 30, 2004 to December 31, 2003 and the results of operations for the three and six month periods ended June 30, 2004 with the same periods in 2003. Currently, the business and management of the Company is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

          This quarterly report on Form 10-QSB includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risk and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10-QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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




               GLOBE BANCORP, INC. AND SUBSIDIARY


Changes in Financial Condition

     Total assets decreased by $1,752,000 or 5.48% from December 31, 2003 to June 30, 2004. The decrease was primarily due to decreases of $1,449,000 or 31.71% in securities, available for sale and held to maturity, and $1,000,000 or 4.00% in net loans receivable, partially offset by an increase of $722,000 or 43.78% in cash and cash equivalents.

      The Bank did not have any classified assets on June 30, 2004 or December 31, 2003.

     Total liabilities decreased by 1,782,000 or 6.75% from December 31, 2003 to June 30, 2004 primarily due to a decrease in deposits of $1,646,000 or 7.33%. The decrease in deposits was due to decreases in interest-bearing deposits.

     Federal Home Loan Bank ("FHLB") advances decreased $196,000
or 5.26% from December 31, 2003 to June 30, 2004.   The decrease
was due to normal loan amortization during the period.

     Total stockholders' equity increased by $30,000 or 0.54% in the first six months of 2004. Equity was increased by net income of $82,000 and offset by a $4,000 reduction in accumulated other comprehensive loss during the period, and by cash dividends paid of $48,000. Stockholders' equity at June 30, 2004 totaled $5,580,000 or 18.48% of total assets compared to $5,550,000
17.38% of total assets at December 31, 2003.

Liquidity and Capital Resources

     Federal regulations require that a savings institution maintain sufficient liquidity to ensure the safety and soundness of its operations. At June 30, 2004, the Bank had $4,287,000, or 14.20% of total assets in cash, cash equivalents and securities available for sale. The Bank believes that it maintains sufficient liquidity to operate in a safe and sound manner.

     At June 30, 2004, the Bank had outstanding no commitments to originate mortgage loans At the same time, commitments under unused lines of credit and loans in process amounted to $893,000. In addition, as of June 30, 2004, the total amount of certificates of deposit and Federal Home Loan Bank advances that were scheduled to mature in the following twelve months were $7,819,000 and $406,000, respectively. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

     The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At June 30, 2004, the Bank exceeded each of its capital requirements with ratios of 16.81%, 16.81% and 37.31%, respectively.

Results of Operations

     Net income increased by $16,000 or 38.8% in the quarter ended June 30, 2004 and decreased by $2,000 or 1.9% in the six month period ended June 30, 2004 compared to the respective periods in 2003. The increase in net income for the quarter was primarily due to a decrease in salaries and employee benefits expense that resulted from the resignation of the Bank's chief executive officer on March 19, 2004.



               GLOBE BANCORP, INC. AND SUBSIDIARY


     Interest income decreased $51,000 or 11.4% for the quarter ended June 30, 2004 and decreased by $116,000 or 12.66% in the six month period ended June 30, 2004 compared to the same periods
in 2003.   This was primarily due to decreases in income from
loans receivable, securities, available for sale and held to maturity, and other interest-earning assets during the three and six month period ended June 30, 2004. The decrease in interest income on loans receivable of $17,000 or 4.45% for the quarter ended June 30, 2004 and $50,000 or 6.53% for the six month period ended June 30, 2004 were due to decreases in the balance of such assets as a result of early repayments. The decreases in interest income on investment securities of $30,000 or 51.25% for the quarter ended June 30, 2004 and $57,000 or 46.02% for the six month period ended June 30, 2004 were due to a decrease in the balance of such assets as a result of early repayments. The decreases in interest income on other interest-earning assets of $4,000 or 39.12% for the quarter ended June 30, 2004 and $8,000 or 41.38% for the six month period ended June 30, 2004 were due to a decrease in the average balance of such assets from $3,595,000 for the six month period ended June 30, 2003 to $2,010,000 for the same period in 2004.

     Interest expense decreased $56,000 or 26.7% in the three months ended June 30, 2004 and decreased $124,000 or 27.93% in the six month period ended June 30, 2004 over the comparable periods in 2003. These decreases were due to decreases in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits of $49,000 or 29.9% for the quarter ended June 30, 2004 and $109,000 or 31.38% for the six month period ended June 30, 2004 were due to a decrease in the average rate paid on deposits and a decrease in the average balance of such deposits. The average rate paid on deposits decreased from 2.77% and 2.92% for the three and six month periods ended June 30, 2003 to 2.16% and 2.20% for the same periods in 2004. Such decreases reflect the declining interest rate environment. The average balance of deposits decreased to $21,304,000 and $21,615,000 for the three and six month periods ended June 30, 2004, respectively, compared to $23,649,000 and $23,748,000, respectively, for the same periods in 2003. Interest expense on FHLB advances decreased $7,000 or 15.6% for the quarter ended June 30, 2004 and $15,000 or 15.37% for the six month period ended June 30, 2004 compared to the same periods in 2003. These decreases were due to a decrease in the average balance of such liabilities resulting from regular amortization.

     Net interest income increased $6,000 or 2.44% in the three months ended June 30, 2004 and increased $8,000 or 1.7% for the six month period ended June 30, 2004 over the comparable 2003 periods. This was primarily due to an increase in the interest rate spread resulting from the repricing of interest-bearing liabilities. The interest rate spread increased to 2.79% and 2.76% for the three and six month periods ended June 30, 2004, respectively, from 2.32% and 2.33%, respectively, for the same periods in 2003. The net interest margin was 3.21% and 3.18% for three and the six month periods ended June 30, 2004, respectively, compared to 2.82% and 2.84%, respectively, for the same periods in 2003.

     There was no provision for loan losses for the three month periods ended June 30, 2004 and 2003. There was no provision for loan losses for the six month periods ended June 30, 2004 and 2003. At June 30, 2004 and June 30, 2003 the Bank did not have any non-accruing or non-performing loans. The allowance for loan losses amounted to $100,000 at June 30, 2004, representing 0.42% of the total loans outstanding. The allowance for loan losses did not change for the quarter ended June 30, 2004. The Bank believes its allowance for loan losses was sufficient as of June 30, 2004 to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable.

     Non-interest income decreased $1,000 or 24.98% for the six month period ended June 30, 2004 compared to the respective period in 2003. This decrease was attributable to decreases in the net gain on sale of securities available for sale and a decrease in service charges. The decrease in gain on sale of securities was due to decreased sales activity during the relevant 2004 period.


               GLOBE BANCORP, INC. AND SUBSIDIARY

     Non-interest expenses decreased $19,000 or 10.93% in the three months ended June 30, 2004 and increased $5,000 or 1.56% for the six month period ended June 30, 2004 compared to the same periods in 2003. The decrease in non-interest expenses for the quarter ended June 30, 2004 was primarily due to a decrease of $16,000 or 17.79% in salaries and employee benefits resulting from the resignation of the Bank's chief executive officer on March 19, 2004. The increase in non-interest expenses for the six month period ended June 30, 2004 was due to various increases, offset by various decreases, in other non-interest expenses.

     Income tax expense increased in the three and six month periods ended June 30, 2004 due to an increase in income before
income taxes, compared to the same periods in 2003.   The
effective tax rates for the three month periods ended June 30, 2004 and 2003 were 34.2% and 32.6%, respectively. The effective tax rates for the six month periods ended June 30, 2004 and 2003 were 35.3% and 33.1%, respectively.

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






























                       GLOBE BANCORP, INC.
                           Form 10-QSB
                   Quarter Ended June 30, 2004

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

Item 4 - Submission of Matters to a Vote of Security Holders:
         On April 27, 2004, the Company held its annual meeting of the stockholders and the following items were presented:

         1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors:

                                             For            Withheld
                                             ---            --------
               Albert E. Briede, III       253,725             -
               John L. Gohres, Jr.         253,725             -
               Mae H. Leaveau              252,925            800

                                                     For     Against   Abstain   Broker Non-Votes
                                                     ---     -------   -------   ----------------
         2.  Ratification of the appointment of
         Roth Murphy Sanford L.L.P. as the
         Company's auditor for the 2004
         Fiscal year:                              253,675      -       50             N/A

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

         (b) Reports on Form 8-K:

         There are no matters required to be reported under this item.

                                SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GLOBE BANCORP, INC.
                                     Registrant



Date:  August 12, 2004               /s/ Mae H. Leaveau
                                     ---------------------
                                         Mae H. Leaveau
                                         Chief Executive Officer


                                     /s/Joseph  McCarthy, III
                                     --------------------------
                                        Joseph McCarthy, III
                                        Chief Accounting Officer

















