Form 10QSB
period 2004-09-30
GLOBE BANCORP INC
filed 2004-11-15
CIK 1136645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from________to_________

                        Commission File Number 000-32957

                               Globe Bancorp, Inc.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

        LOUISIANA                                             (72-1498296)
        ---------                                             ------------
(State or other jurisdiction of                             (I R S Employer
incorporation or organization)                             Identification No.)


          4051 VETERANS BOULEVARD, SUITE 100, METAIRIE, LOUISIANA 70002
          -------------------------------------------------------------
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 504-887-0057

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $.01 per share, outstanding as of November 15, 2004: 273,800

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                               GLOBE BANCORP, INC.
                                  Form 10 - QSB
                        Quarter Ended September 30, 2004

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                      PART I - FINANCIAL INFORMATION                                                         Page
                                                                                                             ----

Item 1                Financial Statements

                      Consolidated Statements of Financial Condition at September 30, 2004
                      (Unaudited) and December 31, 2003                                                        3

                      Consolidated Statements of Income and Comprehensive Income (Unaudited)
                      for the Three and Nine Months ended September 30, 2004 and 2003                          4

                      Consolidated Statements of Changes in Equity (Unaudited) for the Nine Months
                      ended September 30, 2004 and 2003                                                        6

                      Consolidated Statements of Cash Flows (Unaudited) for the Nine Months ended
                      September 30, 2004 and 2003                                                              7

                      Notes to Consolidated Financial Statements                                               8

Item 2                Management's Discussion and Analysis or Plan of Operation                                9

Item 3                Controls and Procedures                                                                 13

                      PART II - OTHER INFORMATION

Item 1                Legal Proceedings                                                                       14

Item 2                Changes in Securities and Small Business Issuer Purchaser of Equity Securities          14

Item 3                Defaults Upon Senior Securities                                                         14

Item 4                Submission of Matters to a Vote of Security Holders                                     14

Item 5                Other Information                                                                       14

Item 6                Exhibits and Reports on Form 8-K                                                        14

Signatures                                                                                                    15

Exhibit 31.1          Section 302 Certification of the Chief Executive Officer

Exhibit 31.2          Section 302 Certification of the Chief Financial Officer

Exhibit 32.1          Section 906 Certification of Chief Executive Officer

Exhibit 32.2          Section 906 Certification of Chief Financial Officer

                       GLOBE BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                                     SEPTEMBER             DECEMBER
                                                                                     30, 2004              31, 2003*
                                                                                     ---------             ---------
                                                                                    (Unaudited)           (Unaudited)
ASSETS
Cash                                                                             $      203,033         $      56,561
Interest-bearing deposits                                                               495,495               550,518
Federal funds sold                                                                      862,688             1,042,445
                                                                                    -----------            -----------
     Total cash and cash equivalents                                                  1,561,216             1,649,524
Securities available for sale                                                         1,793,529             3,135,448
Securities held to maturity                                                           1,127,704             1,433,816
Loans receivable, net                                                                24,660,748            24,985,908
Accrued interest receivable                                                             112,459               126,859
Federal Home Loan Bank stock, restricted, at cost                                       366,400               362,100
Prepaid expenses and other assets                                                       112,395               127,450
Premises and equipment, net                                                             104,419               119,911
                                                                                     ----------            -----------

     Total assets                                                                   $29,838,870           $31,941,016
                                                                                    ===========           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                            $20,373,678           $22,437,642
Federal Home Loan Bank advances                                                       3,440,314             3,736,533
Advances from borrowers for taxes and insurance                                         177,730               157,274
Accrued expenses and other liabilities                                                  193,137                59,070
                                                                                    -----------           ------------

     Total liabilities                                                               24,184,859            26,390,519
                                                                                    -----------           ------------

Preferred stock - $.01 par value, 500,000 shares
     authorized, none issued or outstanding                                                   -                     -
Common stock - $.01 par value, 3,000,000 shares
     authorized, 304,175 shares issued and outstanding
     at September 30, 2004                                                                3,042                 3,042
Additional paid-in capital                                                            2,738,142             2,738,142
Retained earnings, substantially restricted                                           3,587,514             3,492,919
Treasury stock - 30,375 shares, at cost                                                (468,216)             (468,216)
Accumulated other comprehensive loss                                                    (11,799)              (20,718)
Unearned compensation                                                                  (194,672)             (194,672)
                                                                                    -----------            -----------

     Total stockholders' equity                                                       5,654,011             5,550,497
                                                                                    -----------            -----------

     Total liabilities and stockholders' equity                                     $29,838,870           $31,941,016
                                                                                    ===========           ============

The accompanying notes are an integral part of these consolidated financial statements.

*The consolidated statement of financial condition at December 31, 2003 has been taken from the audited consolidated statement of financial condition of that date. See notes to unaudited consolidated financial statements.

                       GLOBE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               Three Months Ended             Nine Months Ended
                                                                           September       September       September      September
                                                                           30, 2004        30, 2003        30, 2004       30, 2003
                                                                          (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
INTEREST INCOME:
Loans receivable                                                             $361,387        $358,630     $1,081,272     $1,128,801
Securities available for sale                                                  11,367          17,331         41,501         77,887
Securities held to maturity                                                    16,163          22,462         52,999         85,975
Other interest earning assets                                                   6,870          11,540         18,736         31,783
                                                                            ---------      ----------     ----------     ----------
     Total interest income                                                    395,787         409,963      1,194,508      1,324,446
                                                                            ---------       ---------    -----------    -----------

INTEREST EXPENSE:
Deposits                                                                      113,937         150,594        352,416        498,131
Federal Home Loan Bank advances                                                38,881          45,022        119,805        140,643
                                                                            ---------       ---------    -----------     ----------
    Total interest expense                                                    152,818         195,616        472,221        638,774
                                                                            ---------       ---------    -----------     ----------

Net interest income                                                           242,969         214,347        722,287        685,672
Provision for loan losses                                                           -               -              -              -
                                                                            ---------       ---------    -----------     ----------
   Net interest income after provision for loan losses                        242,969         214,347        722,287        685,672
                                                                            ---------       ---------    -----------     ----------

NONINTEREST INCOME:
Service charges                                                                   520           1,897          3,009          4,864
Net realized gain on sales of securities available for sale                         -               -              -            351
                                                                            ---------        --------    -----------      ----------
    Total noninterest income                                                      520           1,897          3,009          5,215
                                                                               ------          ------         ------         -------
NONINTEREST EXPENSES:
Salaries and employee benefits                                                 65,949          89,168        229,845        265,721
Occupancy expense                                                              24,729          28,673         78,794         82,705
Taxes and assessments                                                          17,157          15,000         53,010         46,974
Professional fees                                                              13,541          13,069         54,092         48,671
Service bureau expense                                                         13,787          15,671         35,947         37,524
Office expense                                                                  3,934           1,757          9,660         12,103
General insurance                                                               5,926           4,694         17,351         14,081
SAIF deposit insurance and examination fees                                     5,584           4,179         15,439         11,833
Other                                                                             779           1,334         12,083          3,335
                                                                               ------          ------        -------        --------
     Total noninterest expenses                                               151,386         173,545        506,221        522,947
                                                                            ---------       ---------      ---------       ---------

Income before income taxes                                                     92,103          42,699        219,075        167,940
Income tax expense                                                             31,731          11,908         76,565         53,417
                                                                              -------         -------        -------        --------

     NET INCOME                                                              $ 60,372        $ 30,791      $ 142,510       $114,523
                                                                             ========        ========      =========       =========
Basic earnings per common share                                                 $0.24           $0.12          $0.56          $0.45
                                                                                =====           =====          =====          =====
Diluted earnings per common share                                               $0.24           $0.12          $0.56          $0.45
                                                                                =====           =====          =====          =====

The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                            Three Months Ended             Nine Months Ended
                                                                      September 30,   September 30,     September    September 30,
                                                                           2004            2003         30, 2004          2003
                                                                       (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)

COMPREHENSIVE INCOME:

NET INCOME                                                                $60,372         $30,791       $142,510        $114,523

Other comprehensive  income (loss)
   Unrealized  gain (loss) on investment securities
        available for sale, net of deferred tax expense (benefit)
        and reclassification adjustments                                   13,182           5,406          8,919         (33,630)
                                                                         ---------      ----------      ---------      ----------

COMPREHENSIVE INCOME                                                      $73,554         $36,197       $151,429         $80,893
                                                                          =======         =======       ========         =======

The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBE BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                  Nine Months Ended September 30, 2004 and 2003

                                   (UNAUDITED)

                                                                Retained                  Accumulated
                                                 Additional     Earnings                     Other
                          Preferred    Common     Paid-In     Substantially   Treasury    Comprehensive     Unearned       Total
                            Stock      Stock      Capital      Restricted      Stock      Income (Loss)   Compensation     Equity
                          ---------    ------    ----------   -------------   --------    -------------   ------------   ----------
Balance, January 1,
2003                      $      -     $ 3,042   $ 2,725,844  $ 3,422,821     $(408,984)   $    15,213    $ (210,895)   $5,547,041
Cash dividends                                                    (44,784)                                                 (44,784)
Net income                                                        114,523                                                  114,523
 Other comprehensive
  loss, net of tax:
  Unrealized loss on
  securities                                                                                   (33,630)                    (33,630)
                          ---------     ------   ----------   -------------   --------    -------------   ------------   ----------

Balance, September 30,
2003                     $       -     $ 3,042   $ 2,725,844  $ 3,492,560     $(408,984)   $   (18,417)   $ (210,895)   $5,583,150
                         ==========    =======   ===========  ===========     =========    ============   ===========   ===========
Balance, January 1,
2004                     $       -     $ 3,042   $ 2,738,142  $ 3,492,919     $(468,216)   $   (20,718)   $ (194,672)   $5,550,497
Cash dividends                                                    (47,915)                                                 (47,915)
Net income                                                        142,510                                                  142,510
 Other comprehensive
  gain, net of tax:
  Unrealized gain on
  securities                                                                                     8,919                       8,919
                         ----------    -------   -----------  ------------    ----------   ------------   -----------   -----------
Balance, September 30,
2004                     $       -     $ 3,042   $ 2,738,142  $ 3,587,514     $(468,216)   $   (11,799)   $ (194,672)   $5,654,011
                         ==========    =======   ===========  ============    ==========   ============   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                       2004            2003
                                                                                    (Unaudited)     (Unaudited)
Cash flows from operating activities:
      Net income                                                                  $     142,510  $      114,523
      Adjustments to reconcile net income to net cash
        provided by operating activities:
       Premium and discount amortization on securities                                    8,255          23,832
       Accretion  on loans                                                               (5,939)           (116)
       Capitalization of loan origination costs                                          (9,250)        (31,264)
       Loan fees received                                                                 4,700          57,051
       Net (gain) on sales of securities available for sale                                   -            (351)
       Depreciation and amortization                                                     15,492          22,709
       Federal Home Loan Bank stock dividends                                            (4,300)         (6,100)
       Decrease in accrued interest receivable                                           14,400          19,420
       Decrease (increase) in prepaid expenses and other assets                          15,055            (468)
       Increase in accrued expenses and other liabilities                               129,470          88,118
                                                                                   ------------  --------------

Net cash provided by operating activities                                               310,393         287,354
                                                                                  -------------    ------------

Cash flows from investing activities:
          Loan originations                                                          (3,278,347)    (10,224,760)
          Principal repayments on loans                                               3,613,996       9,092,588
          Purchases of securities available for sale                                          -      (2,796,887)
          Proceeds from sales of securities available for sale                                -         477,425
          Principal repayments on securities available for sale                       1,350,307       2,574,123
          Principal repayments on securities held to maturity                           302,985       1,099,531
          Additions to equipment and leasehold improvements
                                                                                             -          (18,026)
                                                                                    ------------    ------------

Net cash provided by investing activities                                             1,988,941         203,994
                                                                                    ------------    ------------
Cash flows from financing activities:
         Net decrease in deposit accounts                                            (2,063,964)       (593,755)
         Net decrease in Federal Home Loan Bank advances                               (296,219)       (272,180)
         Net increase in advances from borrowers for taxes and insurance                 20,456         180,040
         Cash dividends                                                                 (47,915)        (44,784)
                                                                                       --------        ---------

Net cash used in financing activities                                                (2,387,642)       (730,679)
                                                                                     -----------      ----------

Net decrease in cash and cash equivalents                                               (88,308)       (239,331)
Cash and cash equivalents at beginning of the period                                  1,649,524       3,724,506
                                                                                     -----------      ----------

Cash and cash equivalents at end of period                                           $1,561,216      $3,485,175
                                                                                     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

Note 1 - Principles of Consolidation -

     The accompanying consolidated financial statements at September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003 include the accounts of Globe Bancorp, Inc. (the Company) and its wholly owned subsidiary, Globe Homestead Savings Bank (the Bank). Currently, the business and management of the Company is primarily the business and management of the Bank. The Company's business is conducted principally through the Bank. All significant intercompany transactions and balances have been eliminated in the consolidation.

Note 2 - Basis of Presentation -

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004.

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

     As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares released. The Bank has accrued $19,000 of ESOP expense through September 30, 2004.

The ESOP shares as of September 30, 2004 were as follows:

Shares released for allocation or committed to be released          4,867
Unreleased shares                                                  19,467
Total ESOP shares                                                  24,334
                                                                   ======
Fair value of unreleased shares                                  $330,939  (1)
                                                                 ========
--------------
(1)  Based on market price on September 30, 2004.

Note 3 - Earnings Per Share

     Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding, which were 255,911 for the three and nine month periods ended September 30, 2003. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including the effect of diluted securities. The weighted average number of shares for diluted earnings per share calculations was also 254,333 for the three and nine month periods ended September 30, 2004 as the Company had no dilutive securities during the periods.

                       GLOBE BANCORP, INC. AND SUBSIDIARY

Item 2 - Management's Discussion and Analysis or Plan of Operation

General

     The following discussion compares the consolidated financial condition of Globe Bancorp, Inc. and Subsidiary at September 30, 2004 to December 31, 2003 and the results of operations for the three and nine month periods ended September 30, 2004 with the same periods in 2003. Currently, the business and management of the Company is primarily the business and management of the Bank. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

                       GLOBE BANCORP, INC. AND SUBSIDIARY

Changes in Financial Condition

     Total assets decreased by $2,102,000 or 6.58% from December 31, 2003 to September 30, 2004. The decrease was primarily due to decreases of $1,648,000 or 36.07% in securities, available for sale and held to maturity, $325,000 or 1.30% in net loans receivable and $88,000 or 5.35% in cash and cash equivalents.

     The Bank did not have any classified assets on September 30, 2004 or December 31, 2003.

     Total liabilities decreased by $2,206,000 or 8.36% from December 31, 2003 to September 30, 2004 primarily due primarily to a decrease in deposits of $2,064,000 or 9.20%. The decrease in deposits was due to decreases in interest-bearing deposits.

     Federal Home Loan Bank ("FHLB") advances decreased $296,000 or 7.93% from December 31, 2003 to September 30, 2004. The decrease was due to normal loan amortization during the period.

     Total stockholders' equity increased by $104,000 or 1.86% in the first nine months of 2004. Equity was increased by net income of $142,000 and by a $9,000 reduction in accumulated other comprehensive loss during the period, and offset by cash dividends paid of $48,000. Stockholders' equity at September 30, 2004 totaled $5,654,000 or 18.95% of total assets compared to $5,550,000 17.38% of total assets at December 31, 2003.

Liquidity and Capital Resources

     Federal regulations require that a savings institution maintain sufficient liquidity to ensure the safety and soundness of its operations. At September 30, 2004, the Bank had $3,335,000, or 11.24% of total assets in cash, cash equivalents and securities available for sale. The Bank believes that it maintains sufficient liquidity to operate in a safe and sound manner.

     At September 30, 2004, the Bank had outstanding no commitments to originate mortgage loans At the same time, commitments under unused lines of credit and loans in process amounted to $732,000. In addition, as of September 30, 2004, the total amount of certificates of deposit and Federal Home Loan Bank advances that were scheduled to mature in the following twelve months were $4,721,000 and $410,000, respectively. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas are available as an additional source of funds.

     The Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At September 30, 2004, the Bank exceeded each of its capital requirements with ratios of 17.23%, 17.23% and 36.98%, respectively.

Results of Operations

     Net income increased by $30,000 or 96.07% in the quarter ended September 30, 2004 and increased by $28,000 or 24.44% in the nine month period ended September 30, 2004 compared to the respective periods in 2003. The increase in net income was primarily due to an increase in net interest income, a decrease in salaries and employee benefits expense that resulted from the resignation of the Bank's chief executive officer on March 19, 2004, and offset by an increase in income tax expense.

                       GLOBE BANCORP, INC. AND SUBSIDIARY

     Interest income decreased $14,000 or 3.46% for the quarter ended September 30, 2004 and decreased by $130,000 or 9.81% in the nine month period ended September 30, 2004 compared to the same periods in 2003. This was primarily due to increases and decreases in income from loans receivable, securities, available for sale and held to maturity, and other interest-earning assets during the three and nine month period ended September 30, 2004. Interest income on loans receivable increased $3,000 or .77% for the quarter ended September 30, 2004 and decreased $48,000 or 4.21% for the nine month period ended September 30, 2004 were due primarily to decreases in the balance of such assets as a result of early repayments. The decreases in interest income on investment securities of $12,000 or 30.81% for the quarter ended September 30, 2004 and $69,000 or 42.33% for the nine month period ended September 30, 2004 were due to a decrease in the balance of such assets as a result of early repayments. The decreases in interest income on other interest-earning assets of $5,000 or 40.47% for the quarter ended September 30, 2004 and $13,000 or 41.05% for the nine month period ended September 30, 2004 were due to a decrease in the average balance of such assets from $3,554,000 for the nine month period ended September 30, 2003 to $1,476,000 for the same period in 2004.

     Interest expense decreased $43,000 or 21.88% in the three months ended September 30, 2004 and decreased $167,000 or 26.07% in the nine month period ended September 30, 2004 over the comparable periods in 2003. These decreases were due to decreases in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits of $37,000 or 24.34% for the quarter ended September 30, 2004 and $146,000 or 29.25% for the nine month period ended September 30, 2004 were due to a decrease in the average rate paid on deposits and a decrease in the average balance of such deposits. The average rate paid on deposits decreased from 2.58% and 2.81% for the three and nine month periods ended September 30, 2003 to 2.22% and 2.19% for the same periods in 2004. Such decreases reflect the declining interest rate environment. The average balance of deposits decreased to $20,583,000 and $21,406,000 for the three and nine month periods ended September 30, 2004, respectively, compared to $23,398,000 and $23,631,000, respectively, for the same periods in 2003. Interest expense on FHLB advances decreased $6,000 or 13.64% for the quarter ended September 30, 2004 and $21,000 or 14.82% for the nine month period ended September 30, 2004 compared to the same periods in 2003. These decreases were due to a decrease in the average balance of such liabilities resulting from regular amortization.

     Net interest income  increased  $28,000 or 13.35% in the three months ended
September 30, 2004 and increased $37,000 or 5.34% for the nine month period ended September 30, 2004 over the comparable 2003 periods. This was primarily due to an increase in the interest rate spread resulting from the repricing of interest-bearing liabilities. The interest rate spread increased to 2.90% and 2.78% for the three and nine month periods ended September 30, 2004, respectively, from 2.13% and 2.26%, respectively, for the same periods in 2003. The net interest margin was 3.34% and 3.20% for three and the nine month periods ended September 30, 2004, respectively, compared to 2.61% and 2.77%, respectively, for the same periods in 2003.

     There was no provision for loan losses for the three month periods ended September 30, 2004 and 2003. There was no provision for loan losses for the nine month periods ended September 30, 2004 and 2003. At September 30, 2004 and 2003 the Bank did not have any non-accruing or non-performing loans. The allowance for loan losses amounted to $100,000 at September 30, 2004, representing 0.41% of the total loans outstanding. The allowance for loan losses did not change for the quarter ended September 30, 2004. The Bank believes its allowance for loan losses was sufficient as of September 30, 2004 to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable.

     Non-interest income decreased $2,000 or 42.31% for the nine month period ended September 30, 2004 compared to the respective period in 2003. This decrease was attributable to decreases in the net gain on sale of securities available for sale and a decrease in service charges. The decrease in gain on sale of securities was due to decreased sales activity during the relevant 2004 period.

                       GLOBE BANCORP, INC. AND SUBSIDIARY

     Non-interest expenses decreased $22,000 or 12.77% in the three months ended September 30, 2004 and decreased $17,000 or 3.20% for the nine month period ended September 30, 2004 compared to the same periods in 2003. The decrease in non-interest expenses for the quarter ended September 30, 2004 was primarily due to a decrease of $23,000 or 26.04% in salaries and employee benefits resulting from the resignation of the Bank's chief executive officer on March 19, 2004, offset by various increases and decreases, in other non-interest expenses.

     Income tax expense increased in the three and nine month periods ended September 30, 2004 due to an increase in income before income taxes, compared to the same periods in 2003. The effective tax rates for the three month periods ended September 30, 2004 and 2003 were 34.45% and 27.89%, respectively. The effective tax rates for the nine month periods ended September 30, 2004 and 2003 were 34.95% and 31.81%, respectively.

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

                               GLOBE BANCORP, INC.
                                   Form 10-QSB
                        Quarter Ended September 30, 2004

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

                                         GLOBE BANCORP, INC.
                                         Registrant


Date: November 15, 2004                      /s/ Mae H.Leaveau
                                            ----------------------
                                            Mae H. Leaveau
                                            Chief Executive Officer


                                             /s/Joseph McCarthy, III
                                            -------------------------
                                            Joseph McCarthy, III
                                            Chief Accounting Officer

                                                                    EXHIBIT 31.1

                                   SECTION 302
                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER


I, Mae H. Leaveau, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Globe Bancorp, Inc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 15, 2004                              /s/ Mae H. Leaveau
                                                     -------------------
                                                     Mae H. Leaveau
                                                     Chief Executive Officer

                                                                    EXHIBIT 31.2

                                   SECTION 302
                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER


I, Joseph McCarthy, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Globe Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 15, 2004                           /s/ Joseph McCarthy, III
                                                  -------------------------
                                                  Joseph McCarthy, III
                                                  Chief Accounting Officer

                                                               EXHIBIT NO.  32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     The undersigned executive officer of Globe Bancorp, Inc. (the "Registrant") hereby certifies that the Registrant's Form 10-QSB for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                    /s/ Mae H. Leaveau
                                    --------------------
                                    Name: Mae H. Leaveau
                                    Title: President and Chief Executive Officer

Date: November 15, 2004



A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided Globe Bancorp, Inc. and will be retained by Globe Bancorp, Inc and furnished to the Securities and Exchange Commission or its staff upon request.

                                                               EXHIBIT NO.  32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     The undersigned executive officer of Globe Bancorp, Inc. (the "Registrant") hereby certifies that the Registrant's Form 10-QSB for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                         /s/ Joseph McCarthy, III
                                         ----------------------------
                                         Name: Joseph McCarthy, III
                                         Title: Chief Accounting Officer
Date: November 15, 2004



A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided Globe Bancorp, Inc. and will be retained by Globe Bancorp, Inc and furnished to the Securities and Exchange Commission or its staff upon request.